Form 10-K
period 2018-03-31
Perspecta Inc.
filed 2018-06-29
CIK 1724670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 001-38395

PERSPECTA INC.
(Exact name of Registrant as specified in its charter)

Nevada	82-3141520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15052 Conference Center Drive
Chantilly, Virginia	20151
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (571) 313-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes  ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer     ☐                Accelerated filer ☐

Non-accelerated filer ☒ (do not check if a smaller reporting company)

Smaller reporting company ☐                Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes  ☒   No

As of September 30, 2017, the last day of the registrant's most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. Accordingly, the Registrant cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The Registrant’s common stock began trading on the New York Stock Exchange on June 1, 2018.

165,698,525 shares of the Registrant’s common stock were outstanding as of June 20, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements and assumptions contained in this Annual Report on Form 10-K that do not directly and exclusively relate to historical facts could be deemed “forward-looking statements.” Forward-looking statements are often identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “may,” “could,” “should,” “forecast,” “goal,” “intends,” “objective,” “plans,” “projects,” “strategy,” “target” and “will” and similar words and terms or variations of such. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, prospects, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•	any issue that compromises our relationships with the U.S. federal government, or any state or local governments, or damages our professional reputation;

•	changes in the U.S. federal government, state and local governments’ spending and mission priorities that shift expenditures away from agencies or programs that we support;

•	any delay in completion of the U.S. federal government’s budget process;

•	failure to comply with numerous laws, regulations and rules, including regarding procurement, anti-bribery and organizational conflicts of interest;

•	failure by us or our employees to obtain and maintain necessary security clearances or certifications;

•	our ability to compete effectively in the competitive bidding process and delays, contract terminations or cancellations caused by competitors’ protests of major contract awards received by us;

•	our ability to accurately estimate or otherwise recover expenses, time and resources for our contracts;

•
problems or delays in the development, delivery and transition of new products and services or the enhancement of existing products and services to meet customer needs and respond to emerging technological trends;

•	failure of third parties to deliver on commitments under contracts with us;

•	misconduct or other improper activities from our employees or subcontractors;

•	delays, terminations, or cancellations of our major contract awards, including as a result of our competitors protesting such awards;

•	failure of our internal controls over financial reporting to detect fraud or other issues;

•	failure to be awarded task orders under our indefinite delivery/indefinite quantity (“ID/IQ”) contracts; and

•	changes in government procurement, contract or other practices or the adoption by the government of new laws, rules and regulations in a manner adverse to us.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

Throughout this Annual Report on Form 10-K, we refer to Perspecta Inc., together with our combined subsidiaries, as “we,” “us,” "our," “Perspecta,” or the "Company.” All references to “Vencore” are to Vencore Holding Corp. (“Vencore HC”), KGS Holding Corp. (“KGS HC”) and their respective subsidiaries on a combined basis. The term “Parent” refers to Hewlett-Packard Company, now known as HP Inc. (“HPI”) for the period prior to October 31, 2015, to Hewlett Packard Enterprise Company (“HPE”) for the period of November 1, 2015 to March 31, 2017, and to DXC Technology Company (“DXC”) for the period from April 1, 2017 to May 31, 2018. We also refer throughout to (i) the Combined Financial Statements as the “Financial Statements,” (ii) the Combined Statements of Operations as the “Statements of Operations,” (iii) the Combined Balance Sheets as the “Balance Sheets”, (iv) the Combined Statements of Cash Flows as the “Statements of Cash Flows” and (v) the Combined Statements of Equity as the "Statements of Equity." In

addition, references throughout to numbered “Notes” refer to the numbered Notes to the Financial Statements that we include in the Financial Statements section of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

We are a leading provider of end-to-end enterprise information technology (“IT") services to government customers across U.S. federal, state and local markets. Using our market-leading enterprise offerings and solutions, we help our government customers implement modern collaborative workplaces, hybrid cloud platforms and integrated digital systems of engagement with their enterprise management systems. By delivering these modern enterprise solutions, often while ensuring interoperability with mission critical legacy systems, we help our government customers better realize the benefits of technology, which will ultimately enable them to fulfill their mission objectives and achieve business outcomes.

In addition to providing substantial benefits through increased efficiencies and capabilities, we believe demand for our services is also driven by the technological advances that already reinvented commercial industries, which are now exerting a similar evolutionary effect on government customers. In response to these pressures, modern government customers are increasingly turning to outside partners, such as Perspecta, to help guide them through this digital transformation.

History and Development

On May 31, 2018, DXC completed the spin-off of its U.S. Public Sector business ("USPS") held by Perspecta (the "Spin-Off"), and combination with Vencore HC and KGS HC (the “Mergers”) pursuant to an agreement and plan of merger dated October 11, 2017 (the “Merger Agreement”). To effect the Spin-Off, DXC distributed all of the shares of Perspecta common stock on a pro rata basis to the record holders of DXC common stock (the "Distribution"). Following the completion of the Spin-Off and Mergers, Perspecta, a Nevada Corporation, became a publicly traded company. The financial results of USPS as of and for the twelve months ended March 31, 2018 are based upon the historical results of USPS and do not give effect to the Mergers.

DXC was formed on April 1, 2017, through the strategic combination of Computer Sciences Corporation (“CSC”) with the Enterprise Services business unit (“HPES”) of HPE (the "HPES Merger"). Following the HPES Merger, USPS, which had been a part of HPES, became a business unit of DXC.

The Enterprise Services business was founded in 1962 by H. Ross Perot as Electronic Data Systems Corporation (“EDS”). EDS was a pioneer in IT outsourcing providing infrastructure, applications and business process outsourcing to a variety of domestic and international clients. EDS was acquired by Hewlett-Packard Company in 2008 and, in 2009, began going to market as HP Enterprise Services. On November 1, 2015, Hewlett-Packard Company completed its division into two publicly traded companies with HPI focused on personal systems and printing, and HPE focused on enterprise technology infrastructure, software and services.

Mission

Government agencies are charged with achieving critical mission objectives and providing citizen services in areas such as national security, health and welfare, and national infrastructure, all while managing within significantly constrained budgets. These organizations must anticipate changing demands of the public while staying ahead of threats and adversaries. We believe IT plays a dual role in this ongoing transformation imperative, both as a driver of change and an essential enabler to adapt to evolving business and mission requirements. Given the central role IT plays, we believe we can continue to play a critical role in helping our public sector customers continue to develop innovative ways to address their specific enterprise needs as they continue to evolve technologically to address changing demands and threats.

Our Offerings

We deliver IT services and business solutions to all levels of government in the United States. Our enterprise-based offerings and solutions for U.S. government customers include:

•
Cloud, Platform and IT Outsourcing ("ITO") Services. Through our cloud, platform and ITO solutions, we are able to help public sector clients transform to hybrid infrastructure and bridge private and public cloud environments into their legacy infrastructure.

•
Enterprise and Cloud Applications. Our applications services and program excellence solutions for U.S. government customers cover four areas: application modernization and transformation; application development; testing and digital assurance; and application management.

•	Enterprise Security. Our enterprise security solutions include building security infrastructures into the fabric of U.S. government agencies’ digital enterprises.

•
Mobility and Workplace. We offer, through three primary focus areas, a full range of services for converged mobility and workplace management: (i) Mobile Enterprise Services allows clients to manage their mobile environment as a service with solutions for procurement, provisioning, refresh, proactive Enterprise Mobility Management, hardware and software support, security, and business usage analytics; (ii) Virtual Desktop and Application Services untethers data and desktop applications from physical user devices to give workforces and partners secure access to desktops, applications, and data from any device, anywhere; and (iii) Workplace Device Services transforms traditional workplace environments to deliver a comprehensive, secure, flexible and configurable environment that provides lightweight management of desktops, laptops and mobile.

•
Analytics. We offer a complete portfolio of analytics services such as analytics platforms, information governance, artificial intelligence and advisory services, to rapidly provide insights and accelerate our public sector customers’ digital transformation.

We believe our breadth of contracts and customers in the U.S. government, and our history of having partnered with public sector customers for more than 50 years, provides us with a competitive advantage. For example, we have existing contracts with a range of public sector entities ranging from the U.S. Department of Veteran Affairs ("VA") and the U.S. Department of Defense ("DoD"), to the United States Postal Service, the U.S. National Aeronautics and Space Administration ("NASA"), the U.S. Food and Drug Administration (the "FDA") and large state and local government customers such as the county of San Diego, California. Based on this breadth of experience and expertise, we believe we are well positioned to help U.S. government customers continue their ongoing digital transformation journey all the while addressing real business needs.

For the years ended March 31, 2018, October 31, 2016 and 2015, our revenue was $2,819 million, $2,732 million and $2,585 million, respectively, and net income (loss) was $208 million, $80 million and $(29) million, respectively. For the five months ended March 31, 2017, our revenue was $1,073 million and net income was $36 million.

Our core services, key capabilities, and areas of expertise are further described below.

Core Services	Cloud, Platforms and ITO	Enterprise and Cloud Applications	Enterprise Security	Mobility and Workplace	Analytics

Key Capabilities
Cloud Advisory
Workload Migrations
Platform Services
Business Continuity
Brokerage Services
Service Integration and Management
AWS and Azure Solutions
Private Cloud & Utility Services
Network Management Datacenter Hosting and Project Services
Cloud and Mobile Applications Microsoft Dynamics ServiceNow Salesforce Workday Oracle DigitalTransformation Assessment for Oracle Cloud SAP IBM
Cloud Security Services
Data Protection and Privacy
Identity and Access Management
Infrastructure and Endpoint Security
Intelligent Security Operations
Security Advisory
Security Risk Management
Threat and Vulnerability Management
Microsoft 365 Virtual Desktop Services Invisible Workplace Productivity Applications Campus and Connectivity Networks Enterprise Mobility Services
Analytics Advisory
Analytics and Big Data Platform
Analytics Solutions and Services
Artificial Intelligence and Internet of Things ("IoT") Analytics
Information Governance
Managed Business Intelligence and Analytics

Areas of Expertise	Civilian Defense National Security State, Local and Education Federal Healthcare		Digital Business Transformation Digital Government Transformation Transformation Roadmaps Managing Enterprise Risk in a Connected World Enabling the Enterprise Through Hybrid Cloud Cybersecurity

Cloud, Platforms and ITO Services

Our cloud, platforms and ITO services include incorporating modern computing platforms, such as cloud-based and hybrid cloud services and hyper-converged and converged systems, into existing or new government enterprise platforms, and assisting government customers in updating their legacy systems. Our designed and developed cloud-based services include our own Federal Risk and Authorization Management Program (“FedRAMP”) community cloud services and private clouds based on VMware which can either be hosted by the government customer or Perspecta. Through FedRAMP cloud and private cloud offerings, we are able to help our U.S. government customers run critical application workloads on shared infrastructure. In addition to creating private secure cloud solutions, we also help government customers transform to the cloud and hybrid cloud systems with cloud advisory and workload migration services. We also help our customers implement feature-rich cloud solutions by being a managed service provider of Amazon Web Services (“AWS”) and Microsoft Azure. For example, we design and develop mission-oriented cloud solutions in partnership with Microsoft Azure and AWS to modernize and transform government IT services. Our cloud experts provide a range of services to include cloud advisory, applications and workload migration, cloud infrastructure management, and cloud utilization optimization. We adhere to the DoD Secure Cloud Computing Architecture and FedRAMP criteria to meet the critical cloud security controls required by our federal, state and local government clients. We provide a compelling solution platform to achieve government-wide mandates to modernize and secure systems, improve efficiency, and reduce cost for aging government systems of record as well as new systems.

In addition to incorporating cloud platforms, we also assist our customers with IT brokerage and IT service management offering by helping clients govern and manage their IT services and workloads across the optimal mix of public, private and traditional datacenter environments, all the while providing enhanced security and high availability. For example, we provide high availability with continuity service, which is a service that helps government customers identify potential at risk systems, and protect their enterprises by implementing bespoke solutions that can mitigate the damage from a malfunction or other network failure. In the event of a malfunction or network failure, we also assist our government customers by helping them recover their IT infrastructure, data and applications by moving these systems to one of our recovery centers. We also provide traditional datacenter hosting, network, storage and mainframes services and other solutions to help government customers maintain efficient IT platforms.

We believe that demand for cloud, platform and ITO services will continue to be strong. For example, as government organizations create a new “right mix” of applications and data, they are looking for a right mix of infrastructure to support it, some of which originates outside the boundaries of the government itself. This leads them to transform to hybrid infrastructure - migrating and managing workloads across on-premises and off-premises data centers as well as private and public clouds and- permitting the consumption of evergreen software-as-a-service offerings.

Further, advances in cloud computing and storage, elastic networks, and sophisticated development and analytics platforms are making inexpensive, massively scalable computing resources available to virtually any government organization. As a result, government organizations that previously may have not been able to update their legacy infrastructure systems, are increasingly turning to companies such as Perspecta to help them implement these new digital systems. These digital tools are useful for government customers as they provide the ability to rapidly try new services, instantly scale those that deliver mission outcomes, and quickly eliminate those that do not.

Enterprise and Cloud Applications

Through our enterprise and cloud application services, we are able to assist government customers with the incorporation of enterprise and cloud applications that can be utilized to increase efficiencies and government capabilities. For example, utilizing expertise and longstanding experience in advising government organizations, we work with customers to develop bespoke applications to, among other things, enhance customer engagement and employee productivity. These services, which are provided through our development centers, include user experience design, mobile app development, native cloud app development, and testing. We also partner with organizations like The International Business Machines Corporation (“IBM”), Microsoft Corp. (“Microsoft”) and Oracle Corp. (“Oracle”) to provide application solutions. For example, we partner with IBM to help our government customers derive more value from legacy applications. We believe we are able to achieve this by leveraging IBM tools such as API Connect and IBM Cloud (formerly Bluemix) to develop solutions that allow new digital applications to interface seamlessly with legacy applications. Additionally, we help our government customers by improving third-party applications. For example, we have SAP application services that help our customers transform their SAP applications environment into a more cost-effective and efficient ecosystem.

We believe that demand for enterprise and cloud applications service will continue to be strong because modern government customers are increasingly moving away from on-premise, highly customized implementations of commercial off-the-shelf and government off-the-shelf software packages in favor of cloud native software-as-a-service alternatives. We believe government customers are making this change because, for the end user/consumer, cloud-native applications offer a continuous and rapid feed of new features, functions and capabilities, and for the government IT departments, cloud-native applications offer a much lighter workload, eliminating the need for personnel to manage updates, upgrades and patches.

Enterprise Security

With enterprise security services, we provide U.S. government customers increased protection in a time of growing cybersecurity risks. For example, our enterprise security services include providing data protection and privacy solutions and identity and access management solutions that can be implemented directly into existing government IT enterprise systems. Another aspect of our enterprise security is intelligent security operations, which provide tailored solutions to support the government customer’s digital enterprise, ultimately enabling it to monitor and respond to the evolving threat landscape. We also help customers by providing security advisory and security risk management services. These consultancy-led services help the government customer assess risks through penetration testing, vulnerability scanning, social engineering and attack simulations, and implement remediation plans to help ensure cybersecurity.

Due to the escalating risks associated with cyber-attacks, government customers are placing a greater emphasis on enterprise security. Further, expanding enterprise boundaries, building ecosystems with third parties and making information available to many more stakeholders, both inside and outside government, are all creating new security challenges for government customers to address. In this environment, a fortress mentality does not work. Government customers must strike a balance between enablement and protection, drawing on cybersecurity fundamentals but implementing these solutions using new and emerging technological approaches provided by companies such as Perspecta.

Mobility and Workplace

Through mobility and workplace services, we are able to provide to our government customers enterprise solutions that provide new workplace capabilities, improve efficiency and operational flexibility. For example, we have helped our government customers by providing virtual desktop services that untether data and desktop applications from physical user devices to give client workforce and partners secure access to desktops, applications, and data from any device, anywhere. In addition to providing desktop services, we also provide our government customers productivity applications such as providing the collaboration tools available through Microsoft Office 365 and Windows 10. In addition to providing mobility and workplace solutions, we also provide our government customers ongoing support and consulting. For example, we can help our government customers manage their mobile environment by providing solutions for procurement, provisioning, refresh, hardware and software support, security, and business usage analytics.

We believe that government demand for our mobility and workplace solutions will continue to grow because modern government customers are starting to adapt commercial sector initiatives such as open source communities and collaboration platforms. As a result of this initiative, government organizations are rapidly adopting cloud-native software- as-a-service offerings such as Microsoft Office 365, Skype, Teams, Slack and Facebook. These offerings provide dramatic new options for communication and collaboration, not only within government organizations, but also across government silos and out to partners and citizens.

Analytics

Our analytics services provide our U.S. government customers a wide range of tools to help understand, and improve, their organizations. For example, we have the ability to bring out-of-the-box technologies and data scientists to quickly support client needs and leverage existing investment. Further, our analytics solutions can be tailored to the customer’s needs and objectives, with right-sized tiered solutions and deployment options across clouds and on premise. We also utilize advanced, proprietary technologies, such as machine learning, artificial intelligence, and IoT, to provide enhanced insights with real-time situational intelligence and improved business outcomes. Our analytics services also include information governance consulting to help our government customers classify, archive and manage both physical and electronic data reliably and cost effectively.

Long Standing Relationships with Industry and Customers

We have partnered with, and provided technology-focused enterprise solutions to, the U.S. federal, state and local governments for more than 50 years. Utilizing our enterprise solutions, we have been able to aid a variety of U.S. government partners achieve significant improvements and milestones as further illustrated below:

Government Partner	Our Solution	Outcome
U.S. Navy
We provide the U.S. Navy with innovative solutions to secure its intranet, the largest in the world, by implementing a broad range of integrated security solutions to improve depth and secure posture, and network security and authentication for secure network access across all devices.
Through our multifaceted security solution, the U.S. Navy’s intranet successfully detects over 300 million threats and prevents over 2.5 billion unauthorized intrusion attempts per year.
Centers for Medicare and Medicaid Services (“CMS”)
As a result of the implementation of the Affordable Care Act, uninsured Americans were able to purchase health insurance through the Federal Health Insurance Marketplace (heathcare.gov) which we helped CMS and the U.S. government develop.

In the 2017 enrollment year, healthcare.gov achieved high performance and reliability goals. More than 18 million users were on the site from November 1 to December 15, including 700,000 users on the Spanish-language site. Despite high peak numbers on many days, site reliability and security was never compromised.  Open Enrollment 2018 represented a record year for the federal marketplace as well as state-based exchanges, even with the compressed enrollment period. Approximately 8.8 million Americans from 39 states signed up for coverage through the state exchanges.

County of San Diego
To help San Diego County probation officers more efficiently manage their caseloads outside the office, we developed the Probation Utility and Mobile Applications (“PUMA”), which empowered probation officers by providing on-demand access to their cases and the ability to enter contact notes in the field.

We rationalized and modernized hundreds of sprawling applications in a heterogeneous applications infrastructure across a distributed management structure, transforming the applications environment allowing for the county to achieve its IT vision of “anytime, anywhere” service.

As a result of the PUMA system developed by us, San Diego County probation officers were able to increase productivity by approximately 54% all the while ensuring accuracy and consistency.

Application rationalization and modernization resulted in a 25% reduction in applications and a refocusing of apps management personnel for higher value initiatives. Applications portfolio now in a position for further modernization in a cloud environment.

California Department of Corrections and Rehabilitation (“CDCR”)
To help the CDCR, which operates one of the largest correctional systems in the world, we developed the enterprise solution Strategic Offender Management System (“SOMS”) which streamlines processes by consolidating legacy databases and converting inmate records into digital files.
Created and hosted by us, the SOMS solution provides the CDCR an integrative record system for more than 175,000 offenders in the CDCR.
Defense Information Systems Agency (“DISA”)	We partnered with DISA to transform key applications and services to drive efficiencies, improve security and capture costs savings.
Through the integration of our offerings, DISA is able to provide integrated, interoperable and assured infrastructure capabilities, applications and services to its users across the software development lifecycle, engineering and technical support.

U.S. federal government
We are partnering with a client in the U.S. federal government to develop a DevOps environment, providing IT and engineering services for software residing on the government’s secure version of AWS. The program scope includes identifying, prioritizing, integrating, and testing new and modified software and components to satisfy the architectural vision of the enterprise of the Software Services Platform.

Through the contract, government client has enjoyed an exponential growth in the user base and the number of software services offerings to the enterprise community. As a result there is realized savings in project schedules and cost across the many contracts within the enterprise.

The above chart illustrates only a handful of the beneficial outcomes our enterprise solutions have afforded our U.S. government partners.

In addition, we serve as the prime contractor on 91% of work, as measured by annual revenue. We believe that our sophisticated solutions, and proprietary processes and tools developed over decades-long support of our customers’ missions make it difficult for our competitors to displace us. This is evidenced by our 90% historical re-compete win rate. In addition, we have longstanding relationships with our customers, with relationships with certain key customers spanning over 50 years.

Business Environment and Competitive Landscape

Market Dynamics and Potential for Growth

We believe significant change is coming to the government sector, enabled by new technologies and the demand for empowered citizens and employees. Instead of delivering services through traditional channels, agencies are expected to deliver new services that inspire public trust by holistically delivering outcomes that meet the rapidly changing needs of citizens and requirements of government policies. These services must be simple and flexible enough for citizens to evaluate, tailor and consume through multiple channels and multi-organizational composition.

To deliver on these growing expectations, government agencies can make substantive progress in four key areas: modern collaborative workplaces, hybrid cloud platforms, citizen/user experience platforms, and integrated digital service management platforms. To do this, government agencies are developing an ecosystem of partners and value-added service providers, connected through digital platforms. They are also overhauling processes through digital transformation and gaining control over their vast IT estate to become more effective and efficient in supporting programs.

At the center of this shift is a rapid migration from government-owned and developed custom IT systems, to standardized, service-delivered platforms and utilities. Clients - particularly the mission leaders who are driving purchasing decisions - see that standardized platforms are at least “good enough” to meet their needs and, in many cases, offer cost, scalability and interoperability benefits that would be unachievable with an “owned and operated” approach. In this environment, we believe a limited number of key digital platforms will become dominant, such as Microsoft (with Azure, Office 365 and Dynamics), AWS and ServiceNow.

We believe the market for providing technology-based enterprise solutions to the U.S. public sector, at the U.S. federal, state and local levels, has the potential for growth based on the following factors:

•
Large addressable market. We expect the overall amount spent on contracted services between federal state and local governments will be more than $100 billion during the upcoming fiscal year and expect this amount to continue to see incremental growth in the near term.

•
Increasing demand for technology-based enterprise solutions. We believe the public sector marketplace is undergoing a transformation where IT is being incorporated in all levels of the U.S. government. This transformation is being driven, at least in part, by the imperative that public agencies be able to anticipate changing demands of the public while staying ahead of threats and adversaries. Given the central role IT plays in this transformation, which will continue to evolve as demands and threats change, we believe there will be a continued demand for our enterprise solutions.

•
Government-wide mandate to improve efficiency and reduce cost. U.S. federal, state and local governments have expressed a need to improve efficiency and reduce costs to help fund shifting government priorities such as national defense, cybersecurity, and an aging infrastructure. IT has the potential to disrupt traditional government business models and be an enabler of increased efficiency and cost savings, while improving public value.

•
Government cloud-first policy. The U.S. federal government’s cloud-first policy, which has already driven an initial wave of migration to the cloud, with the easier migrations having been completed, is creating demand for complex cloud-based solutions to address the more difficult migrations. In addition, the Executive Branch of the U.S. federal government has recently announced significantly higher expectations for standardization, rationalization and modernization of IT, with significant targets for reduced IT budgets in order to redirect funding to mission priorities, especially in defense, the intelligence community and U.S. Department of Homeland Security. In addition to the U.S. federal government’s cloud-first policy, state chief information officers, or individuals holding similar positions (together, “State CIOs”), indicate that over 70% of states have cloud-first policies and over 70% are developing strategies to migrate legacy applications to the cloud according to a survey conducted by the National Association of State Chief Information Officers in 2016. As the IT market shifts, mission owners, with clear targets for policy outcomes, are becoming increasingly significant in digital decision making. This shift presents an opportunity for us to increase our market share and overall growth by leading government clients in digital business transformation to modern service-delivered platforms.

•
Aging critical systems require modernization. Mission critical legacy applications are rapidly aging, but still have rising costs, decreased performance, reliability, and functionality issues. The U.S. federal government has prioritized modernizing their IT systems, including the passage of the Modernizing Government Technology Act attached to the FY 2018 National Defense Authorization Act, which created a working capital fund to support legacy modernization efforts. According to a survey conducted by the National Association of State Chief Information Officers in 2016, State CIOs have reported that legacy systems that have to be replaced or even modernized account for over 60% of their current applications. We believe that our customers require application modernization and transformation services to update legacy systems in order to maintain mission critical services and leverage social, mobile, analytical and cloud technologies to improve IT services available to government employees and citizens.

•
Increased cybersecurity demands and focus. U.S. federal, state and local governments have established initiatives to modernize their cybersecurity in order to protect their IT enterprise systems. The need to secure large, complex, sensitive government networks, communications, data, and applications has created a growing demand for innovative security solutions to defend the country and protect sensitive information of its citizens.

Competitive Landscape

Our market for providing services to the U.S. public sector is highly competitive and favors participants with competitive cost structures and experience providing, procuring and delivering on bids. We believe we are well suited to compete given our experience and the breadth of professional IT services we can and have historically provided to our U.S. public sector customers. Given that we provide services across the U.S. public sector marketplace, we regularly compete with a range of companies including:

•
Pure-play U.S. government service providers that are highly specialized firms with exceptional mission knowledge, customer intimacy or specific intellectual property ("IP") that can make them major competitors in the markets that they serve. Some of our competitors in this category include Leidos Holdings, Inc. (“Leidos”), Booz Allen Hamilton Inc., Consolidated Analysis Center Incorporated, General Dynamics Information Technology, Inc. (“General Dynamics”), Science Applications International Corporation, Engility Corporation, and ManTech International Corporation.

•
Large defense contractors that are capable of competing across our entire market, possessing the reputation and ability to compete on large deals with any U.S. government agency and the financial strength to manage and execute large-scale programs. Some of the large defense contractors we regularly compete with include Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop Grumman”), Raytheon Company (“Raytheon”), Boeing and General Dynamics.

•
Diversified commercial consulting, technology and outsourcing service providers which are highly regarded and successful with commercial customers, but typically lack the breadth of public sector offerings and presence to compete broadly across the public-sector market. Some of our competitors in this category include subsidiaries of IBM, Deloitte & Touche LLP, AT&T Inc., Verizon Communications Inc., Dell Inc., Accenture plc, NTT Data Corp, Unisys Corporation, and CGI Group Inc.

•
Small businesses generally providing services to the U.S. government pursuant to requirements and incentive programs designed to create entrepreneurial opportunities for small business owners. These can include businesses identified to receive a “fair proportion” of government contracts through the Small Business Act such as small disadvantaged businesses, woman owned small businesses, HUBZone businesses and service disabled veteran owned small businesses.

•
Commercial IT vendors have recently emerged as players in the U.S. government market. These vendors include AWS, Microsoft Azure, Google Inc., Salesforce.com, Inc., ServiceNow, Inc. and other cloud providers.

Employees

We are led by an experienced team of senior executives with a long history of supporting the U.S. public sector. Our senior leadership has an average of over 18 years of experience in relevant industries or roles and are well regarded by our customers and partners.

As a service company providing enterprise solutions, our employees are our most valuable and important asset. We believe the quality and credentials of our employees represent a key differentiating feature in the market for our services.

As of March 31, 2018, we had approximately 7,700 employees, with approximately 45% of our employees having some form of security clearance and approximately 27% of our employees having Top Secret and/or Sensitive Compartmented Information level clearance, which typically requires the completion of a polygraph.

Intellectual Property

Our services and solutions are not generally dependent upon patent protection, although we anticipate we will selectively seek certain patent protections. Our largely proprietary IP portfolio, comprising products, technical services, consulting, methodologies, and know-how, are licensed to us by DXC and protected using non-disclosure agreements and contractual arrangements, as well as one or more of the following: trade secret, patent, copyright or trademark protections.

For our work under U.S. federal government funded contracts and subcontracts, the U.S. federal government obtains certain rights to data, software and related information developed under such contracts or subcontracts. These rights may allow the U.S. federal government to disclose such data, software and related information to third parties.

Intellectual Property Arrangements with DXC

Pursuant to the Separation and Distribution Agreement (the "SDA") and the Intellectual Property Matters Agreement ("IPMA") entered into between us and DXC on May 31, 2018, DXC retained ownership of substantially all proprietary IP owned by DXC and USPS at the time of the Distribution and used by us. Pursuant to the IPMA, DXC grants us a perpetual, royalty-free, non-assignable license to certain know-how owned by DXC that we used to run our business prior to the Spin-Off. In addition, DXC grants us a perpetual, royalty-free, non-assignable license to certain software used in the conduct of the Perspecta business (including binaries, APIs, libraries, scripts, patches, configuration files, examples and documentation). Upon termination or expiration of the IPMA, we will only be entitled to access and use the then-current versions of the licensed products in our possession. The foregoing licenses granted to us will be restricted to use solely in connection with U.S. government and certain state and local government customers, and will be exclusive with respect to the federal government market for a period of five years, and non-exclusive with respect to certain U.S. state and local government customers. In addition, any improvements we make to such IP or derivative works of such IP that we develop during the five-year term of the agreement will be assigned to DXC and licensed back to us subject to the same limitations on use. DXC also grants a limited, non-exclusive, non-assignable, royalty-free license to use certain trademarks in connection with Perspecta for six months from the date of the IPMA to allow us to transition away from use of those that include “DXC” and certain other marks used historically by USPS. Any additional rights to use other DXC products, improvements or proprietary rights will be negotiated by the parties in good faith on commercially reasonable arm's-length terms.

Pursuant to the IPMA, we grant to DXC a perpetual, royalty-free, transferrable, assignable license to know-how owned by us as of the Spin-Off. Further, we grant to DXC a perpetual, royalty-free, fully paid-up, non-assignable license to any IP acquired or developed by us within six months following the Spin-Off (other than IP rights acquired from Vencore HC or KGS HC or their respective subsidiaries). During the first five years following the Distribution, the foregoing licenses granted by us will be restricted to use solely in connection with private sector customers on an exclusive basis and certain U.S. state and local government customers on a non-exclusive basis.

In addition to the foregoing licenses, we grant DXC a non-transferrable, non-assignable license for the five years following the Distribution to access, use, copy, make improvements and sublicense certain IP we obtained from our acquisition of Vencore HC or KGS HC and their respective subsidiaries. The foregoing license is exclusive with respect to DXC’s private sector business and non-exclusive for all other fields. Such license is royalty-free to the extent DXC does not commercially exploit the IP of Vencore HC or KGS HC or their respective subsidiaries, and will otherwise be subject to a commercially reasonable royalty, to be negotiated in good faith, for commercial exploitation. Further, we agreed to negotiate in good faith the terms and conditions of a license or services agreement relating to or permitting use by DXC of Vencore Labs, Inc. ("Vencore Labs") as acquired from Vencore HC and our existing security and digital protection service offerings, in each case on commercially reasonable arm's-length terms in DXC’s private sector field. Further, during the five years following the Distribution, DXC will have the first right to participate in the event Vencore Labs wishes to pursue research and development which has potential applicability in the DXC private sector field. Vencore Labs must notify DXC of such opportunities and DXC has the right to elect to enter a collaborative development and commercialization effort with Vencore Labs.

All licenses granted to us by DXC will not extend to any acquiring party of our business, and will be limited to the Perspecta entities that are subsidiaries prior to such acquisition. If either we or DXC divest any portion of our businesses or acquire a new business, the licenses granted under the IPMA may follow such divested business or extend to such newly acquired business, provided the licensed party adheres to all restrictions on the relevant license, notably the relevant licensed fields of each party.

DXC will indemnify Perspecta from all losses incurred by Perspecta as a direct result of any third-party claim that Perspecta’s use of any improvements to the products licensed by DXC under the IPMA infringes or misappropriates any U.S. copyright, trademark or trade secret, except to the extent resulting from Perspecta’s modification, adaptation, failure to update, or third-party components. Perspecta will indemnify DXC from all losses incurred by DXC as a direct result of any third-party claim relating to Perspecta’s use of the products licensed by DXC, or arising from DXC’s use of Perspecta’s improvements to the licensed products, except to the extent resulting from DXC’s modification, adaptation, failure to update, or third-party components.

Regulatory Matters

As a U.S. government contractor, Perspecta’s business is heavily regulated and, as a result, our need for compliance awareness and business and employee support is significant. Specifically, Perspecta’s industry is governed by various laws and regulations, including but not limited to laws and regulations relating to: the formation, administration, and performance of contracts; the security and control of information and information systems; international trade compliance; human trafficking; and the mandatory disclosure of “credible evidence” of a violation of certain criminal laws receipt of significant overpayments, or violations of the civil False Claims Act. In addition, U.S. government contractors are generally subject to other federal and state laws and regulations, including:

•	the Federal Acquisition Regulation ("FAR"), agency supplements to the FAR, and related regulations, which regulate the formation, administration, and performance of U.S. federal government contracts;

•
the False Claims Act, which allows the government and whistleblowers filing on behalf of the government to pursue treble damages, civil penalties, and sanctions for the provision of false or fraudulent claims to the U.S. federal government.

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with the negotiation of certain contracts, modifications, or task orders;

•
the Procurement Integrity Act, which regulates access to competitor bid and proposal information, as well as certain internal government procurement sensitive information, and regulates our ability to provide compensation to certain former government procurement officials;

•	laws and regulations restricting the ability of employees of the U.S. government to accept gifts or gratuities from a contractor;

•
post-government employment laws and regulations, which restrict the ability of a contractor to recruit and hire current employees of the U.S. government and deploy former employees of the U.S. government;

•
laws, regulations, and executive orders requiring the safeguarding of and restricting the use and dissemination of information classified for national security purposes or determined to be “controlled unclassified information,” "covered defense information," or “for official use only”;

•	laws and regulations relating to the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work;

•	laws, regulations, and executive orders regulating the handling, use, and dissemination of personally identifiable information in the course of performing a U.S. government contract;

•
laws, regulations, and executive orders governing organizational conflicts of interest that may prevent us from bidding for or restrict our ability to compete for certain U.S. government contracts because of the work that we currently perform for the U.S. government;

•	laws, regulations, and executive orders that mandate compliance with requirements to protect the government from risks related to our supply chain;

•	laws, regulations, and mandatory contract provisions providing protections to employees or subcontractors seeking to report alleged fraud, waste, and abuse related to a government contract;

•
the DoD's “Contractor Business Systems Rule,” which authorizes DoD agencies to withhold a portion of our payments if we are determined to have a significant deficiency in any of our accounting, cost estimating, purchasing, earned value management, material management and accounting, or property management systems; and

•
the Cost Accounting Standards and the Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.

We are also subject to oversight by the U.S. Office of Federal Contract Compliance Programs (“OFCCP”) for federal contract and affirmative action compliance, including the following areas:

•	affirmative action plans;

•	applicant tracking;

•	compliance training;

•	customized affirmative action databases and forms;

•	glass ceiling and compensation audits;

•	desk and on-site audits;

•	conciliation agreements;

•	disability accessibility for applicants and employees;

•	diversity initiatives;

•	equal employment opportunity compliance;

•	employment eligibility verification (known as “E-Verify”);

•	internal affirmative action audits;

•	internet recruiting and hiring processes;

•	OFCCP administrative enforcement actions;

•	record-keeping requirements; and

•	Sarbanes-Oxley Act of 2002 compliance.

The U.S. federal government routinely revises its procurement practices and adopts new contract statutes, rules and regulations. In order to anticipate compliance with changes to laws and regulations, we participate in industry-wide associations that represent the industry perspectives on proposed regulations to the government, monitor proposed regulatory changes to adapt our policies and processes to accommodate the changes when they become effective, maintain compliance staff in our corporate departments, and conduct awareness and training for affected employees, such as our contracts staff and government compliance team.

The U.S. federal government has a broad range of tools available to enforce its procurement law and policies. These include debarring or suspending a particular contractor, certain of its operations and/ or individual employees from future government business. Individuals, on behalf of the federal government, may also bring qui tam suits against us for any alleged fraud related to payments under a U.S. federal government contract or program.

Seasonality

The U.S. federal government’s fiscal year ends on September 30. It is not uncommon for U.S. federal government agencies to award extra tasks or complete other contract actions in the weeks leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. We have generally experienced increased bid and proposal costs in the months leading up to the U.S. federal government’s fiscal year end as we pursue new contract opportunities being awarded at such time. We also experience some seasonality effects from the timing of the fiscal year end close for state and local governments, which in many instances are different than the U.S. federal government fiscal year end. In general, we tend to experience an increase in revenue in the first half of the calendar year from our state and local government customers as that is when funds are generally allocated to specific projects. Finally, we also tend to generate less revenue and profit from our labor services during the three months ending December 31, as a result of higher leave-taking during the holiday season.

Financial Information about Segments and Geographic Areas

We manage our performance as one reportable segment. Additional information required by this item is incorporated herein by reference to Part II, Item 6, "Selected Financial Data."

All of our revenues for the year ended March 31, 2018, the five-month period ended March 31, 2017, and the years ended October 31, 2016 and 2015 were attributable to U.S. customers. All of our long-lived assets are located in the United States.

Available Information

We use our corporate website, www.perspecta.com, as a routine channel for distribution of important information, including detailed company information, financial news, Securities and Exchange Commission (“SEC”) filings, Annual Reports, historical stock information and links to webcasts. Perspecta’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statements for our Annual Meetings of Stockholders will be made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Our corporate governance guidelines, Board of Directors' committee charters (including the charters of the Audit Committee, Human Resources and Compensation Committee and Nominating/Corporate Governance Committee) and code of business conduct and ethics entitled "The Standard" are also available on our website. The information on our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.

Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Executive Officers of the Registrant

The following table presents information concerning the individuals who serve as our executive officers, and their titles, following the Spin-Off and Mergers, including a brief summary of the business experience of each of them.

Name	Age	Year First Appointed as Officer	Position Held With the Registrant as of the filing date
Mr. John M. Curtis	61	2018	President, Chief Executive Officer and Director
Mr. John P. Kavanaugh	56	2018	Senior Vice President and Chief Financial Officer
Mr. James L. Gallagher	51	2018	Senior Vice President, General Counsel and Secretary
Ms. Tammy N. Heller	45	2018	Senior Vice President and Chief Human Resources Officer
Mr. William G. Luebke	51	2018	Senior Vice President, Principal Accounting Officer and Controller

John M. Curtis has served as our President, Chief Executive Officer and as a Director on our Board of Directors since May 2018. From July 2013 until the completion of the Spin-Off and Mergers, Mr. Curtis was the President and Chief Executive Officer of Vencore, Inc.  From 2011 to July 2013, Mr. Curtis served as a senior advisor to Veritas Capital Fund Management, L.L.C. (“Veritas Capital”) where he served on the board of directors of three portfolio companies, including Truven Health Analytics Inc., CRGT Inc. and The SI Organization Inc., which became Vencore, Inc. after a strategic acquisition and new brand launch in 2014. From 2007 through 2011, Mr. Curtis served as President and Chief Executive Officer of Vangent, Inc., an information management and business process outsourcing company, which was sold to General Dynamics Corporation in 2011. Prior to his role at Vangent, Inc., Mr. Curtis served for more than six years as President and Chief Executive Officer of Pearson Government Solutions, Inc., which was sold to Veritas Capital in 2007 and changed its name to Vangent, Inc. Mr. Curtis also serves on the board of directors of the Intelligence and National Security Association and the Northern Virginia Technology Council and has Director Emeritus designation from his recent term as Chairman of the Professional Services Council. Mr. Curtis holds a Bachelor of Science degree in Civil Engineering from the Virginia Military Institute. Mr. Curtis was chosen to serve on our Board of Directors because of his position following the Spin-Off and the Mergers as our President and Chief Executive Officer, and his extensive experience in, and understanding of, government contracting.

John P. Kavanaugh has served as our Senior Vice President and Chief Financial Officer since May 2018. Mr. Kavanaugh was previously the Vice President of Finance for the Americas Region of DXC since April 2017. Mr. Kavanaugh previously served as the Vice President of Finance for the Americas Region of CSC from January 2015 to April 2017 and Vice President of Finance of the Public Sector of CSC from July 2013 to January 2015. From 2010 to 2013 he served as President, Federal Solutions Group at Xerox Corporation.

James L. Gallagher has served as our Senior Vice President, General Counsel and Secretary since May 2018. Mr. Gallagher was previously the Vice President and Deputy General Counsel for the USPS Region of DXC since April 2017. From November 2015 to March 2017, Mr. Gallagher served as Vice President and Associate General Counsel for U.S. Public Sector business at HPE, and held that same role at Hewlett-Packard Company from 2013 to October 2017. Mr. Gallagher previously served as Legal Director at Hewlett-Packard Company, and Senior Counsel at EDS.

Tammy N. Heller has served as our Senior Vice President and Chief Human Resources Officer since May 2018. From 2014 to March 2018, Ms. Heller was the Vice President of Global Human Resources at CGI Group Inc., a global IT consulting, systems integration, outsourcing, and solutions company. Ms. Heller served as Vice President of Human Resources at Capital One Financial Corp. from 2011 to 2014. Prior to that, Ms. Heller served as Senior Director, Human Resources and Vice President of Credit Division Governance and Oversight at Federal Home Loan Mortgage Corporation from 2007 to 2011.

William G. Luebke has served as our Senior Vice President, Principal Accounting Officer and Controller since May 2018. Mr. Luebke served from December 2015 to March 2018 as Vice President, Controller and Principal Accounting Officer of CSRA Inc. Mr. Luebke previously served as Head of Global Internal Audit and Enterprise Risk Management at CSC from August 2013 to November 2015. Prior to that, he was Director of Internal Audit, Americas at CSC from 2012 to July 2013. Before joining CSC, Mr. Luebke was an Associate Director at the Public Company Accounting Oversight Board from 2011 to 2012 and was a Partner at KPMG from 2006 through 2011.

Item 1A.	RISK FACTORS

You should carefully consider all of the information in this Annual Report on Form 10-K and each of the risks described below, which we believe are the principal risks that we face. Any of the following risks could materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. The risks described below are not the only risks that Perspecta currently faces.

Risks Relating to Our Business

We depend on contracts with the U.S. government and its contractors for most of our revenue. If our relationships with such agencies are harmed, our future revenue and operating profits could materially decline.

The government, at the U.S. federal, state and local levels, is our primary customer, with revenue from U.S. government contracts, either as a prime contractor or a subcontractor, accounting for substantially all of our revenue for the year ended March 31, 2018. We believe the future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of substantially all of our revenue in the foreseeable future.

For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve could cause our revenue to materially decline. Among the key factors in maintaining our relationship with U.S. government agencies are our performance on contracts, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with customer personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of sensitive information associated with the work we perform for our customers, or even the existence of our business relationships with certain of our customers, including as a result of misconduct or other improper activities by our employees or subcontractors, or a failure to maintain adequate protection against security breaches, including those resulting from cyber-attack, could harm our relationship with U.S. government agencies. Our relationship with the U.S.

government could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties that provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work. In such case, we may incur additional costs to address any such situation and the profitability of that work might be impaired. In addition, to the extent our performance under a contract does not meet a U.S. government agency’s expectations, such agency customer may seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors. Further, negative publicity concerning government contractors in general or us in particular may harm our reputation with U.S. government contractors. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.

U.S. government spending and mission priorities could change in a manner that adversely affects our business, financial condition, results of operations or prospects.

Substantially all of our revenue is generated from contracts with the U.S. government and its agencies. Our business, financial condition, results of operations or prospects could be adversely affected by several causes, including:

•
budgetary constraints, including Congressionally-mandated automatic spending cuts, affecting U.S. federal government spending generally, or specific agencies in particular, and changes in available funding;

•
a shift in expenditures away from agencies or programs that we support, including a shift in the focus of government research programs to short-term activities that are more urgent, thus reducing funding for forward-looking research;

•
U.S. government shutdowns due to a failure by elected officials to fund the government (such as the federal government shutdown in 2013 and the recent shutdown in January 2018, which could occur again), or weather-related closures in the Washington, D.C. area (such as that which occurred in the winter of 2016) and other potential delays in the appropriations process;

•
reduced U.S. federal government outsourcing of functions that we are currently contracted to provide, including as a result of increased insourcing by various U.S. federal government agencies due to changes in the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments;

•	further efforts to improve efficiency and reduce costs affecting government programs;

•	changes in government programs that we support or related requirements;

•	a continuation of recent efforts by the federal government to decrease spending for management support service contracts;

•	government agencies awarding contracts on a technically-acceptable/lowest-cost basis to reduce expenditures;

•	delays in the payment of our invoices by government payment offices;

•
an inability by the federal government to fund its operations as a result of a failure to increase the federal government’s debt ceiling, a credit downgrade of U.S. government obligations or for any other reason; and

•
changes in the political climate and general economic conditions, including a slowdown of the economy or unstable economic conditions and responses to conditions, such as emergency spending, that reduce funds available for other government priorities.

In addition, any disruption in the functioning of U.S. government agencies, including as a result of U.S. government closures and shutdowns, terrorism, war, natural disasters, destruction of or damage to U.S. government facilities, and other potential calamities could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to customer locations or facilities as a result of such disruptions.

Further, a significant portion of our business depends upon continued U.S. federal government expenditures on intelligence, defense, space and federal civilian programs for which we provide support. These expenditures have not remained constant over time, have been reduced in certain periods and, recently, have been affected by the U.S. federal government’s efforts to improve efficiency and reduce costs affecting U.S. federal government programs generally.

The U.S. federal government budget deficits, the national debt, and the prevailing economic condition, and actions taken to address them, could continue to negatively affect U.S. federal government expenditures on intelligence, defense, space and federal civilian programs for which we provide support. In particular, the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, Bipartisan Budget Act of 2015 and the Bipartisan Budget Act of 2018) provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2015 set spending limits for the U.S. fiscal year 2017 budget across the U.S. federal government and increased the prior discretionary spending caps in both defense and non-defense. While recent budget actions reflect a more measured and strategic approach to addressing the federal government’s fiscal challenges, there remains uncertainty as to how exactly budget cuts, including sequestration, could impact us, and we are therefore unable to predict the extent of the impact of such cuts on our business, results of operations and prospects. In addition, in response to an Office of Management and Budget mandate, U.S. federal government agencies have reduced management support services spending in recent years. If federal awards for management support services continue to decline, our revenue and operating profits may materially decline and further efforts by the Office of Management and Budget to decrease federal awards for management support services could have a material and adverse effect on our business, results of operations and prospects.

These or other factors could cause our intelligence, defense and federal civilian customers to decrease the number or value of new contracts awarded generally and fail to award us new contracts, reduce their purchases under our existing contracts, exercise their right to terminate our contracts, or not exercise options to renew our contracts, any of which could cause a material decline in our revenue.

A delay in the completion of the U.S. federal government’s budget process could have a material adverse effect on our revenue and operating results.

On an annual basis, the U.S. Congress must approve budgets that govern spending by each of the federal agencies we support. When the U.S. Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, the U.S. Congress typically enacts a continuing resolution. A continuing resolution allows U.S. federal government agencies to operate at spending levels approved in the previous budget cycle. Under a continuing resolution, funding may not be available for new projects. In addition, when U.S. federal government agencies operate on the basis of a continuing resolution, they may delay funding we expect to receive on contracts we are already performing. Any such delays would likely result in new business initiatives being delayed or canceled and could have a material adverse effect on our revenue and operating results. Furthermore, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a U.S. federal government shutdown, such as the recent shutdown in January 2018. Finally, while the U.S. Congress may pass a continuing resolution, similar to the continuing resolution passed in January 2018, it is possible no agreement on the annual budget may be reached and the U.S. government could shut down again following the expiration of the continuing resolution that acted largely as a stopgap measure. A shut down may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key programs, which could have a material adverse effect on our revenue and operating results.

We are subject to a number of laws and regulations, including laws and regulations relating to procurement and anti-bribery laws. Our business and reputation could be adversely affected if we fail to comply with these laws.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. U.S. government contractors are subject to a greater risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities than companies with solely commercial customers. A violation of specific laws and regulations, by us, our employees, others working on our behalf, a supplier or a venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services and civil or criminal investigations or proceedings. In some instances, these laws and regulations impose terms or rights that are different from those typically found in commercial transactions. For example, the U.S. federal government may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss.

Upon termination for convenience of a cost-reimbursable contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Allowable costs would include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation. We attempt to ensure that adequate funds are available by notifying the customer when its estimated costs, including those associated with a possible termination for convenience, approach levels specified as being allotted to its programs. As funds are typically appropriated on a fiscal-year basis and as the costs of a termination for convenience may exceed the costs of continuing a program in a given fiscal year, occasionally programs do not have sufficient funds appropriated to cover the termination costs were the U.S. federal government to terminate them for convenience. Under such circumstances, the U.S. federal government could assert that it is not required to appropriate additional funding.

A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. federal government could terminate a prime contract under which we are a subcontractor, notwithstanding the quality of our services as a subcontractor. In the case of termination for default, the U.S. federal government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. However, under such circumstances we have rights and access to remedial actions under laws and the FAR.

U.S. federal government agencies, including the Defense Contract Audit Agency ("DCAA"), the Defense Contract Management Agency ("DCMA") and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems, and compliance with applicable laws, regulations and standards. The U.S. federal government has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment. We have unaudited and/or unsettled incurred cost claims related to past years, which places risk on our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with the U.S. government. In addition, we could incur significant legal costs and suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight exists in most other countries where we conduct business.

We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), and similar anti-bribery laws in other jurisdictions. We pursue opportunities in certain parts of the world that experience government corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our internal policies mandate compliance with all applicable anti-bribery laws. We require our employees, partners, subcontractors, agents, and others to comply with the FCPA and other anti-bribery laws. Our policies or procedures may not protect us against liability under the FCPA or other laws for actions taken by our employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our omissions, or due to the acts or omissions of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating, and resolving actual or alleged violations of the FCPA or other anti-bribery violations is expensive and could consume significant time and attention of our senior management.

The U.S. government’s organizational conflict of interest rules could limit our ability to successfully compete for new contracts or task orders or may require us to exit or wind down certain existing contracts or task orders, any of which could adversely affect our results of operations and prospects.

Past efforts by the U.S. government to reform its procurement practices have focused, among other areas, on the separation of certain types of work to facilitate objectivity and avoid or mitigate organizational conflicts of interest, and the strengthening of regulations governing organizational conflicts of interest. Organizational conflicts of interest may arise from circumstances in which a contractor has:

•	impaired objectivity during performance;

•	unfair access to non-public information; or

•	the ability to set the “ground rules” for another procurement for which the contractor competes.

A focus on organizational conflicts of interest issues has resulted in legislation and regulations aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. These organizational conflicts of interest regulations have led to increased bid protests related to arguments to disqualify or overturn awards based on conflict grounds.

Future legislation and regulations may increase the restrictions in current organizational conflicts of interest regulations and rules. In addition, the Mergers may create organizational conflict of interest issues that may require remediation, including potentially exiting one or more existing contracts or winding down certain existing contracts or task orders. To the extent that organizational conflicts of interest laws, regulations and rules limit our ability to successfully compete for new contracts or task orders with the U.S. government and/or commercial entities, or require us to exit certain existing contracts or task orders or winding down certain existing contracts or task orders, either because of organizational conflicts of interest issues arising from our business or because companies with which we are affiliated or with which we otherwise conduct business create organizational conflicts of interest issues for us, our results of operations and prospects could be materially and adversely affected.

We may fail to obtain and maintain necessary security clearances or certifications, which may adversely affect our ability to perform on certain contracts.

Many U.S. government programs require contractor employees and facilities to have security clearances or certifications. Depending on the level of required clearance, security clearances and certifications can be difficult and time-consuming to obtain. If we, our employees or prospective employees or facilities are unable to obtain or retain necessary security clearances or certifications, we may not be able to bid on, win or perform on new contracts, or effectively compete for expiring contracts, and we may lose existing contracts, which may adversely affect our operating results and inhibit the execution of our growth strategy.

We derive a majority of our revenue from contracts awarded through a competitive bidding process, and our revenue and profitability may be materially adversely affected if we are unable to compete effectively in the process.

We derive a majority of our revenue from U.S. government contracts awarded through competitive bidding processes including through competitions for orders under multiple award contracts. We do not expect this to change for the foreseeable future. Our failure to compete effectively in this procurement environment would have a material adverse effect on our revenue and profitability. In addition, our current contracts are re-competed from time to time, and we are not assured of winning these re-competes. In circumstances where we do not win those re-competes, and those lost contracts are not replaced, our operating results may be materially and adversely affected.

The competitive bidding process involves risk and significant costs to businesses operating in this environment, including:

•
the necessity to expend resources, make financial commitments (such as procuring leased premises) and bid on engagements in advance of the completion of their design, which may result in unforeseen difficulties in execution and cost overruns;

•	the substantial cost and managerial time and effort spent to prepare bids and proposals for contracts that may not be awarded to us;

•	the ability to accurately estimate the resources and costs that will be required to service any contract we are awarded;

•
the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract; and

•	any opportunity cost of bidding and winning other contracts we might otherwise pursue.

In circumstances where contracts are held by other companies and are scheduled to expire, we still may not be provided the opportunity to bid on those contracts if the government extends the existing contract. If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for the duration of those contracts to the extent that there is no additional demand for such services. In addition, if the government elects to use a contract vehicle that we do not hold, we will not be able to compete for work under that contract vehicle as a prime contractor. An inability to consistently win new contract awards or compete for work as a prime contractor over any extended period could have a material adverse effect on our business, results of operations and prospects.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate or otherwise recover the expenses, time, and resources for our contracts.

We enter into several different types of contracts with our government customers for our services including cost-reimbursable, time-and-materials, and fixed-price. Each of these types of contracts, to varying degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract and adversely affect our operating results.

Under cost-reimbursable contracts, we are reimbursed for allowable costs up to a ceiling and paid a fee, which may be fixed or performance-based. If our actual costs exceed the contract ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the U.S. government on the extent to which government contractors, including us, are able to receive reimbursement for employee compensation, including rules under the Bipartisan Budget Act of 2013 that substantially decreased the level of allowable compensation cost for executive-level employees and further applied the newly reduced limitation to all employees. In addition, there is risk of compensation being deemed unallowable or payments being withheld as a result of government audit, review, or investigation.

Under time-and-materials contracts, we are reimbursed for the hours worked using predetermined hourly rates for each labor category, and typically reimbursed for other direct contract costs and expenses at cost. We assume financial risk on time-and-materials contracts because our cost of performance may exceed these negotiated hourly rates.

Under fixed-price contracts, we perform specific tasks for a pre-determined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher margin opportunities because we receive the benefits of any cost savings, but involve greater financial risk because we bear the impact of any cost overruns. Because we assume the risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix could increase our risk of suffering losses. In addition, the government procurement policies have focused on requiring disclosure of cost and pricing data in the context of fixed-price contracting, which can impact the profitability of those contracts.

Additionally, our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract. For example, we may miscalculate the costs, resources, or time needed to complete projects or meet contractual milestones as a result of delays on a particular project, including delays in designs, engineering information, or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, and other factors, some of which are beyond our control.

We have recorded provisions in our consolidated financial statements for losses on our contracts, as required under U.S. generally accepted accounting principles ("GAAP"), but our contract loss provisions may not be adequate to cover all actual losses that we may incur in the future. Actual losses could have an adverse effect on our business and financial results.

Many of our contracts contain provisions that require innovative design capabilities, are technologically complex or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our revenue and profitability.

We design and develop technologically advanced and innovative products and services applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements.

In addition, our offerings cannot be tested and proven in all situations and are otherwise subject to unforeseen problems that could negatively affect revenue and profitability such as problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. Among the factors that may adversely affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the U.S. government customer of contract cost and fee payments we previously received.

Failure of third parties to deliver on commitments under contracts and misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

Our contracts are expected to be complex and, in some instances, may require us to partner with other parties, including software and hardware vendors, to provide the complex solutions required by our customers. Our ability to deliver the solutions and provide the services required by our customers will be dependent on our abilities and our partners to meet customers’ delivery schedules. If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected, which may have a material and adverse impact on our revenue and profitability.

Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws and regulations, including the Procurement Integrity Act and anti-corruption laws. Other examples could include the failure to comply with our code of business conduct and ethics (The Standard), policies and procedures or with U.S. federal, state or local government procurement regulations, rules regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, international trade controls (particularly the International Traffic in Arms Regulations), lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct and, as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with U.S. federal, state or local government agencies, any of which would adversely affect our business and our future results.

Our business could be adversely affected if there are delays, terminations or cancellations caused by our competitors protesting major contract awards received by us or there are adverse protest decisions in contracts awarded to us.

U.S. government contracts are frequently subject to bid protests from unsuccessful bidders on new program awards. It can take many months for the relevant U.S. government agency to resolve protests by one or more of our competitors of contract awards we receive. Bid protests may result in significant expense to us, and termination or cancellation of an awarded contract as a result of the award being overturned. Even if we do not lose the awarded contract, the resulting delay in the startup and funding of the work under these contracts may cause our revenue and profitability to be materially and adversely affected.

Our internal controls over financial reporting may not be able to detect fraud or other issues.

We will be required under the Sarbanes-Oxley Act of 2002 to include a report of management on our internal controls that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the public accounting firm auditing our financial statements will be required to report on the effectiveness of internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We may not detect all control issues or fraud. In connection with the Mergers, and as we continue to grow our business, our internal controls continue to become more complex and require more resources.

We may earn less revenue than projected, or no revenue, under certain of our contracts.

Some of our contracts with our clients are ID/IQ contracts. ID/IQ contracts provide for the issuance by the client of orders for services or products under the contract, and often contain multi-year terms and unfunded ceiling amounts, which allow but do not commit our U.S. government customer to purchase products and services from contractors. Our ability to generate revenue under each of these types of contracts depends upon our ability to be awarded task orders for specific services by the client. ID/IQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Multiple contractors must compete under multiple award ID/IQ contracts for task orders to provide particular services, and contractors earn revenue only to the extent that they successfully compete for these task orders. A failure to be awarded task orders under such contracts would have a material adverse effect on our results of operations and financial condition. In addition, our ability to maintain our existing business and win new business depends on our ability to maintain our prime and subcontractor positions on our ID/IQ contracts.

A termination of our defined benefit pension plan would adversely affect our financial condition and results of operations.

In connection with the Mergers, Perspecta assumed unfunded pension obligations related to Vencore HC's defined benefit pension plan. As of December 31, 2017, these obligations would have amounted to approximately $94 million. The Pension Benefit Guaranty Corporation (the “PBGC”) has authority under the Employment Retirement Income Security Act of 1974, as amended, to terminate an underfunded defined benefit pension plan under certain circumstances, including when (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, or (3) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. If the PBGC were to terminate our U.S. defined benefit pension plan, our obligations with respect to such plan would become due and payable in full. Any such event or the failure by us to pay our pension plan insurance premiums with respect to our U.S. defined benefit pension plan could result in the PBGC obtaining a lien on our assets. Such an event would materially and adversely affect our financial condition and results of operations.

The U.S. government may revise its procurement, contract or other practices in a manner materially adverse to us at any time.

Our industry continues to experience significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential organizational conflicts of interest, deterrence of fraud, and environmental responsibility or sustainability could have a material adverse effect on us. Moreover, shifts in the buying practices of government agencies (such as increased usage of fixed-price contracts with disclosure of cost and pricing data, multiple award contracts and small business set-aside contracts) could have material adverse effects on government contractors, including us. The government may:

•
revise its procurement practices or adopt new contract laws, rules, and regulations, such as cost accounting standards, organizational conflicts of interest, and other rules governing inherently governmental functions at any time;

•	reduce, delay, or cancel procurement programs resulting from government efforts to improve procurement practices and efficiency;

•	limit the creation of new government-wide or agency-specific multiple award contracts;

•	face restrictions or pressure from government employees and their unions regarding the amount of services the U.S. federal, state or local governments may obtain from private contractors;

•	award contracts on a technically acceptable/lowest-cost basis to reduce expenditures, and we may not be the lowest-cost provider of services;

•

•	adopt new socio-economic requirements, including setting aside procurement opportunities for small, disadvantaged, minority-, women- or veteran-owned businesses;

•	change the basis upon which it reimburses our compensation and other expenses or otherwise limit such reimbursements; and

•	at its option, terminate or decline to renew our contracts.

In addition, any new contracting methods could be costly or administratively difficult for us to implement and could materially adversely affect our future revenue and profit margin. Furthermore, changes to the procurement system could cause delays in the procurement decision-making process. Any such changes to the government’s procurement practices or the adoption of new contracting rules or practices could impair our ability to obtain new or re-compete contracts and any such changes or increased associated costs could materially and adversely affect our results of operations. Moreover, cost-cutting initiatives announced by the U.S. federal government may significantly change the way the U.S. federal government solicits, negotiates, and manages its contracts, which could result in an increase in competitive pressure and decreased profitability on contracts and have a material adverse effect on our results of operations.

The U.S. federal government may prefer small, disadvantaged, minority-, women- or veteran-owned businesses. As a result, we may have fewer opportunities to bid on new or incumbent work.

As a result of Small Business Administration set-aside and preference programs, the U.S. federal government may decide to restrict certain procurements only to bidders that qualify as small, disadvantaged, minority-, women- or veteran-owned. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted as to the work we could perform as a subcontractor on those programs. An increase in the amount of procurements under the Small Business Administration set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to re-compete on incumbent work that is placed in the set-aside program.

Our business is subject to reviews, audits and cost adjustments by the U.S. federal government, which, if resolved unfavorably to us, could adversely affect our profitability, cash flows or growth prospects.

The DCAA, DCMA and others routinely audit and review a contractor’s performance on government contracts, indirect cost rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, which are defined as the contractor’s accounting, earned value management, estimating, materials management, property management and purchasing systems. A finding of material weakness or significant control deficiencies in a contractor’s business systems or a finding of noncompliance with the FAR or Cost Accounting Standards can result in reduced billing rates to U.S. government customers until the material weakness or control deficiencies are corrected and their remediation is accepted by the DCMA. The agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted which has increased the likelihood of an audit or review resulting in an adverse outcome.

Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Further, we currently intend to integrate the USPS and Vencore business systems, and as a result, any finding of noncompliance in either legacy company's business system could result in a negative impact for the combined entity. Such adjustments, whether to USPS, Vencore, or to the combined entity, can be applied retroactively, which could result in significant customer refunds. Receipt of adverse audit findings or the failure to obtain an “approved” determination on our various business systems could significantly and adversely affect our business by, among other things, restricting our ability to bid on new contracts and, for those proposals under evaluation, diminishing our competitive position. A determination of noncompliance in our business systems could also result in the U.S. federal government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny. Increased scrutiny could adversely impact our ability to perform on contracts, affect our ability to invoice for work performed, delay the receipt of timely payment on contracts, and weaken our ability to compete for new contracts with the U.S. federal government.

If we cannot collect our receivables or if payment is delayed, our business and financial condition may be materially and adversely affected.

We depend on the timely collection of our receivables to generate cash flow, provide working capital, and continue our business operations. Over the course of a long-term contract, a customer’s financial condition may decline and lower its ability to pay its obligations. This would cause our cash collections to decrease and bad debt expense to increase. While we may resort to alternative methods to pursue claims or collect receivables, these methods are expensive and time consuming and successful collection is not guaranteed. Failure to collect our receivables or prevail on claims would have an adverse effect on our profitability and cash flows.

U.S. federal, state or local governments may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget, or as a result of audit findings by government regulatory agencies. Some prime contractors for whom we are a subcontractor have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or that payment may be delayed.

Our U.S. federal, state and local government contracts may be terminated by such U.S. federal, state or local government customer at any time and may contain other provisions permitting such customer to discontinue contract performance, allow a contract to expire, or that are otherwise unfavorable to us (e.g., the federal government’s decision not to renew an option), and if discontinued contracts are not replaced, our operating results may differ materially and adversely from those anticipated.

U.S. federal, state and local government contracts contain provisions and are subject to laws and regulations that provide those government customers with rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers to, among other things:

•	terminate existing contracts, with short notice, for convenience as well as for default;

•	reduce orders under or otherwise modify contracts;

•
for contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate, and current;

•
for some contracts, demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process and/or reduce the contract price under certain triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a multi-year contract or issue task orders in connection with ID/IQ contracts;

•
assert rights in solutions, systems, and technology produced by us during contract performance, and continue to use that work product without continuing to contract for our services, and/or disclose or permit such work product to be used by third parties, including other U.S. government agencies and our competitors, which could harm our competitive position;

•

•
prohibit future procurement awards with a particular U.S. federal government agency due to a finding of organizational conflicts of interest based upon prior related work performed for the U.S. federal government agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;

•	suspend or debar us from doing business with the U.S. federal government;

•	impose fines and penalties on us, and subject us to criminal prosecution;

•	repurpose funds to address rated orders;

•	control or prohibit the export of our services; and

•	impose special handling and control requirements for controlled information.

Recent and potential future budget cuts, the impact of sequestration and recent efforts by the Office of Management and Budget to decrease federal awards for management support services may cause U.S. federal government agencies with which we currently have contracts to terminate, reduce the number of task orders under, or fail to renew such contracts. If a government customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or suspend or debar us from doing business with such government customer, our revenue and operating results could be materially harmed.

Our business is subject to fluctuations that may cause our operating results to decline.

The U.S. federal government's fiscal year ends on September 30th of each year. It is not uncommon for U.S. federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. We have historically experienced increased bid and proposal costs in the months leading up to the U.S. federal government's fiscal year end as we pursue new contract opportunities being shortly before the U.S. federal government fiscal year end. We also experience some seasonality effects from the timing of the fiscal year end close for state and local governments, which in many instances are different than the U.S. federal government fiscal year end. In general, we tend to experience an increase in revenue in the first half of the calendar year from our state and local government customers as that is when funds are generally allocated to specific projects. Finally, we also tend to generate less revenue and profit from our labor services during our third quarter as a result of higher leave-taking during the holiday season. We may continue to experience this seasonality in future periods, and our results of operations may be affected by it. While not certain, changes in the U.S. federal government’s funding and spending patterns have altered historical seasonality trends, supporting our approach to managing the business on an annual basis. Seasonality is just one of a number of factors, many of which are outside of our control, which may negatively affect our operating results in any period.

Our ability to provide customers with competitive services is dependent on our ability to attract and retain qualified personnel, including our senior management team.

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills necessary to serve our customers. The markets we serve are highly competitive and competition for skilled employees in the technology outsourcing, consulting, and systems integration and enterprise services markets is intense. Personnel with the requisite skills, qualifications, or security clearance may be in short supply or generally unavailable. The loss of personnel could impair our ability to perform under certain contracts, which could have a material adverse effect on our consolidated financial position, results of operations, prospects and cash flows.

In addition, due to the Mergers, uncertainty around future employment opportunities, facility locations, organizational and reporting structures, and other related concerns may impair our ability to attract and retain qualified personnel. If employee attrition is higher than expected due to difficulties encountered in the integration process it may adversely impact our ability to realize the anticipated benefits of the Mergers.

If we do not hire, train, motivate, and effectively utilize employees with the right mix of skills and experience in the right geographic regions and for the right offerings to meet the needs of our customers, our financial performance could suffer. For example, if our employee utilization rate is too low, our profitability, and the level of engagement of our employees could decrease. If that utilization rate is too high, it could have an adverse effect on employee engagement and attrition and the quality of the work performed, as well as our ability to staff projects. If we are unable to hire and retain enough employees with the skills or backgrounds needed to meet current demand, we may need to redeploy existing personnel, increase our reliance on subcontractors or increase employee compensation levels, all of which could also negatively affect our profitability. We may also incur increased costs if we have more employees than necessary with certain skill sets or in certain geographies as we will need to rebalance our supply of skills and resources with customer demand in those geographies.

In addition to attracting and retaining qualified technical personnel, we believe that our success will depend on the continued employment of our senior management team and our ability to generate new business and execute projects successfully. Our senior management team is very important to our business because personal reputations and individual business relationships are a critical element of obtaining and maintaining customer engagements in our industry, particularly with agencies performing classified operations. The loss of any of our senior executives could cause us to lose customer relationships or new business opportunities, which could cause actual results to differ materially and adversely from those anticipated.

Our business and financial results could be negatively affected by cyber-attack, service interruptions or other security threats.

As a provider of IT services to U.S. public sector customers, we store and process large amounts of sensitive information which includes personally identifiable information, protected health information, personnel information, classified information, financial information and other confidential information concerning our business and employees and those of our customers (collectively referred to as “sensitive information”). We are continuously exposed to risk from cyber-attack and other security threats, including computer viruses and attacks by hackers. Any electronic or other security breach or compromise may jeopardize security of sensitive information stored or transmitted through our IT systems and networks, and could expose us to regulatory scrutiny, actions and penalties, extensive contractual liability litigation, reputational harm, and a loss of customer confidence, which could potentially have an adverse impact on future business with current and potential customers.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our sensitive information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of these products. In addition, sophisticated hardware and operating system software and applications produced or procured from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs, and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, and loss of existing or potential customers, which may impede our sales, manufacturing, distribution or other critical functions.

We work with other companies in the industry and government participants to share threat intelligence and promote increased awareness and enhanced protections against cybersecurity threats, and we seek to detect and investigate all security events and to prevent their occurrence or recurrence. We continue to improve our threat protection, detection and mitigation policies, procedures and controls. Our security measures are designed to identify and protect against security breaches and cyber-attack. However, our failure to detect, prevent or adequately respond to a future threat incident could subject us to liability and reputational damage and have a material adverse effect on our business.

Increasing data privacy and information security obligations could also impose additional regulatory pressures on our customers’ businesses and, indirectly, on our operations. In response, some of our customers have sought and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us. Under certain of our customer contracts we are specifically tasked with cybersecurity measures and thus are affirmatively responsible for implementing cybersecurity measures to protect against, detect and mitigate these threats. Some of our customer contracts may not limit our liability for the loss of sensitive information. If we are unable to adequately address these concerns, our business, results of operations and prospects could suffer. Compliance with new privacy and security laws, requirements and regulations, where required or undertaken by us, may result in cost increases due to potential systems changes, the development of additional administrative processes and increased enforcement actions, fines and penalties. While we strive to comply with all applicable data protection laws and regulations as well as internal privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive information may result in proceedings or actions against us by government or other entities, private lawsuits against us (including class actions) or the loss of customers, which could potentially have an adverse effect on our business, reputation, results of operations and prospects.

Our ability to expand our business beyond U.S. federal and certain state and local government customers may be constrained.

The SDA includes non-compete provisions pursuant to which we and DXC generally agree to not compete in certain customer, product and service categories for two years following the Distribution, subject to certain exceptions set forth in the SDA. Additionally, the IPMA provides us with a perpetual, royalty-free license to use certain DXC IP, which is restricted to use solely in connection with U.S. government and certain state and local government customers, and will be exclusive with respect to the federal government market for a period of five years, and non-exclusive with respect to certain U.S. state and local government customers. The Non-U.S. Agency Agreement between DXC and us appoints DXC as our exclusive agent outside the United States for certain non-U.S. government customers, excepting certain U.S. government contracts, for a period of five years. While we have no current plans to expand our existing business in ways that would require us to engage in business beyond the scope of the rights to IP we currently have, we are unable to engage in business activities outside the scope of that license until the expiration of those restrictions unless we develop or acquire new IP. The foregoing restrictions may limit our ability to engage in certain activities, may potentially lead to disputes, and may materially and adversely affect our business, financial condition, results of operations and prospects.

We are defendants in pending litigation that may have a material and adverse impact on our profitability and liquidity.

We are party to a number of disputes that involve or may involve litigation. We also may become a party to a variety of lawsuits or claims and suits that arise from time to time in the ordinary course of our business. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities that may have a material and adverse impact on our liquidity and earnings. See Note 13 - "Litigation and Contingencies" to the Combined Financial Statements.

Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.

We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, environmental, health and safety, immigration, taxation, anti-corruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We also conduct business in certain identified growth areas, such as national security, national intelligence, health IT and energy, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business (including suspension or debarment from government contracts or grants) and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

In the course of providing services to customers, we may inadvertently infringe on the IP rights of others and be exposed to claims for damages.

In recent years, there has been significant litigation involving IP rights in technology industries. The solutions we provide to our customers may inadvertently infringe on the IP rights of third parties resulting in claims for damages against us or our customers.

Any infringement, misappropriation or related claims, whether or not meritorious, are time consuming, divert technical and management personnel and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease utilizing certain products or services or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. If we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing IP or otherwise alter our business practices on a timely or cost-efficient basis, our business and operating results may be adversely affected. Additionally, the publicity resulting from infringing IP rights may damage our reputation and adversely impact our ability to develop new business.

In addition, U.S. government contracts typically contain provisions that allow the U.S. government to claim rights, including IP rights, in products and data developed and/or delivered under such agreements. We may not have the right to prohibit the U.S. government from using or disclosing certain technologies developed by us, and we may not be able to prohibit third party companies, including our competitors, from using those technologies commercially or in providing products and services to the U.S. government. The U.S. government generally takes the position that it has an unlimited right to royalty-free use of technologies that are developed under U.S. government contracts.

We have substantial indebtedness following the Spin-Off and Mergers, and the ability to incur significant additional indebtedness, which could adversely affect our business, financial condition and results of operations.

Following the Spin-Off and the Mergers, we have substantial indebtedness and may increase our indebtedness in the future. Following the completion of the Spin-Off and the Mergers on May 31, 2018, our total indebtedness, excluding capital leases, was approximately $2.6 billion. In addition, Enterprise Services LLC ("ES LLC"), a subsidiary of Perspecta, retained contractual capitalized lease obligations with an aggregate outstanding balance of up to $300 million, net of cash payments from DXC. Further, $66 million in principal amount of EDS Notes (as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - EDS Notes”) remain outstanding at ES LLC after the completion of the Spin-Off and Mergers.

Our level of indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business;

•	increase our cost of borrowing;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	place us at a potential disadvantage compared to our competitors that have less debt.

•

Our ability to make scheduled payments on and to refinance our indebtedness will depend on and be subject to our future financial and operating performance, which in turn is affected by general economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. Our business may fail to generate sufficient cash flow from operations or to borrow funds in an amount sufficient to enable us to make payments on our debt, to refinance our debt or to fund our other liquidity needs. If we were unable to make payments on or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances or negotiations with our lenders to restructure the applicable debt. The terms of debt agreements that we entered into in connection with the Spin-Off and Mergers and market or business conditions may limit our ability to take some or all of these actions. In addition, if we incur additional debt, the related risks described above could be exacerbated.

The agreements governing our indebtedness will contain restrictive covenants, which will restrict our operational flexibility.

The agreements governing our indebtedness will contain restrictions and limitations on our ability to engage in activities that may be in our long-term best interests, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; and changes in fiscal year and limitations on conduct of business.

In addition, certain agreements governing our indebtedness will contain financial covenants, including covenants requiring, as at the end of, and for, each fiscal quarter of Perspecta ending after the Distribution Date, (a) a ratio of consolidated total net debt to consolidated EBITDA (as defined in the debt agreement) not in excess of 4.50:1.00, stepping down to 3.75:1.00 no later than the end of the first full fiscal quarter ending at least 18 months after the Distribution Date; and (b) a consolidated EBITDA to interest expense ratio of not less than 3.00:1.00. The agreements governing our indebtedness will also contain affirmative covenants and representations and warranties customary for financings of this type.

Events beyond our control could affect our ability to meet these covenants. Our failure to comply with obligations under the agreements governing our indebtedness may result in an event of default under those agreements. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results and business and could cause us to become insolvent or enter bankruptcy proceedings.

We may need to raise additional capital, and we cannot be sure that additional financing will be available.

Subsequent to the Spin-Off, we will need to fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations and new sources of capital, including additional financing. Our ability to obtain future financing will depend, among other things, on our financial condition and results of operations as well as on the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for us to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Historically, we have relied on DXC (our former Parent) and its credit facilities and its access to capital for our financing needs but, since the Spin-Off, we do not have access to DXC’s credit for our future financings. As a new independent public company, we may not have sufficient access to the capital markets on terms that we will we find acceptable.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, business combinations, impairment of goodwill, indefinite-lived intangible assets and long-lived assets and equity-based compensation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.

We may be unable to realize the anticipated cost savings or synergies within the anticipated time frame or in the anticipated amounts, or may incur additional and/or unexpected costs in order to realize them.

We may not be able to realize the anticipated cost savings or synergies from the Spin-Off and Mergers in the anticipated amounts or within the anticipated timeframes or costs expectations or at all. The cost savings and synergies that we realize may differ materially from our estimates. We cannot provide assurances that these anticipated savings and synergies will be achieved or that our programs and improvements will be completed as anticipated or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues or through increases in other expenses. The projections and assumptions related to cost savings and synergies contained herein are based on our current estimates, but they involve risks, uncertainties, projections and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements, express or implied.

Assumptions relating to these projections involve subjective decisions and judgments with respect to, among other things, the estimated impact of certain operational adjustments, labor management and other cost and savings adjustments, as well as future economic, competitive, industry and market conditions and future business decisions, all of which are inherently uncertain and may be beyond the control of our management. The internal financial projections used to calculate estimated cost savings also do not take into account any circumstances or events occurring after the date on which they were prepared. These internal financial projections reflect assumptions as to certain business decisions that are subject to change. As a result, actual results may differ materially from those contained in these internal financial projections.

Failure to realize the expected costs savings and synergies related to the Spin-Off and Mergers could result in increased costs and have an adverse effect on the combined company’s financial results and prospects.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, and revising the rules governing net operating losses. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

Prior to the formation of Perspecta, the deferred tax assets and liabilities of each of the merged companies were revalued and the non-cash tax rate benefits arising from the revaluation of deferred tax items was recognized by each of the legal entity groups that make up Perspecta for the period immediately prior to the Mergers. There may be future adjustments that would impact the tax rate in subsequent periods throughout fiscal year 2019 in accordance with recent interpretive guidance issued by the SEC. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.

Our ability to pursue strategic acquisitions and partnerships may impact our ability to compete in the markets we serve.

Aside from pursuing organic growth, we may explore potential strategic acquisitions that could allow us to expand our operations. However, we may be unable to identify attractive candidates or complete acquisitions on terms favorable to us. In addition, our ability to successfully integrate the operations we acquire and leverage these operations to generate revenue and earnings growth may significantly impact future revenue and earnings as well as investor returns. Integrating acquired operations is a significant challenge and we may not be able to manage such integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure, thereby reducing our margins and return on investment.

We have also entered into, and expect to seek to enter into, additional strategic partnerships with other industry participants as part of an effort to expand our business. However, we may be unable to identify attractive strategic partnership candidates or complete such partnerships on terms favorable to us. In addition, if we are unable to successfully implement our partnership strategies or our strategic partners do not fulfill their obligations or otherwise do not prove advantageous to our business, our investments in such partnerships and our anticipated business expansion could be adversely affected.

Achieving our growth objectives may prove unsuccessful. We may be unable to identify future attractive acquisitions and strategic partnerships, which may adversely affect our growth. In addition, our ability to consummate or integrate acquisitions or to consummate or implement our strategic partnerships may be materially and adversely affected.

Risks Relating to the Spin-Off and Mergers

The Spin-Off and Mergers may result in disruptions to relationships with customers and other business partners or may not achieve the intended results.

We may not be able to realize the intended benefits of the transactions or that the combined company will perform as anticipated. Specifically, the proposed transactions could cause disruptions in our business, including by disrupting operations or causing customers to delay or to defer decisions or to end their relationships, or otherwise limiting the ability to compete for or perform certain contracts or services or other potential effects relating to organizational conflict of interest issues, including action to mitigate or avoid organizational conflicts of interest or lost business opportunity. If we face difficulties in integrating the legacy businesses of USPS, Vencore HC and KGS HC, or we face difficulties in our business generally, the Spin-Off and Mergers may not achieve the intended results.

Further, it is possible that employees of USPS, Vencore HC and KGS HC legacy companies could experience uncertainty about their future roles with the combined company, which could harm the ability of our business to attract and retain key personnel. Any of the foregoing could adversely affect our business, our financial condition and our results of operations and prospects.

The actions required to implement the Spin-Off and Mergers take significant management time and attention and may require us to incur significant costs.

The Spin-Off and Mergers have required, and are expected to continue to require, significant amounts of management’s time and resources, which is in addition to, and may divert management’s time and attention from, the operation of our remaining businesses and the execution of our other strategic initiatives. Additionally, we have incurred significant costs in connection with the Spin-Off and Mergers, and may incur future significant costs related to integration of USPS and Vencore HC and KGS HC.

We could have an indemnification obligation to DXC if the Distribution were determined not to qualify for tax-free treatment, which could materially adversely affect our financial condition.

If, due to any transaction undertaken by us, it was determined that the Distribution was determined not to qualify for tax-free treatment under Section 355 of the U.S. Internal Revenue Code of 1986 (the “Code”), DXC would generally be subject to tax as if it sold the DXC common stock in a taxable transaction, which could result in a material tax liability. In addition, each DXC stockholder who received Perspecta common stock in the Distribution would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of the Perspecta common stock received by the stockholder in the Distribution.

In addition, the Distribution would be taxable to DXC (but not to DXC stockholders) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest in the stock of DXC or us, directly or indirectly (including through acquisitions of our stock after the Mergers), as part of a plan or series of related transactions that includes the Distribution. In addition, Section 355(e) of the Code generally creates a presumption that any direct or indirect acquisition of stock of DXC or us within two years before or after the Distribution is part of a plan that includes the Distribution, although the parties may be able to rebut that presumption in certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. If the IRS were to determine that direct or indirect acquisitions of stock of DXC or us, either before or after the Distribution, were part of a plan that includes the Distribution, such determination could cause Section 355(e) of the Code to apply to the Distribution, which could result in a material tax liability.

Under the Tax Matters Agreement, we were required to indemnify DXC against taxes resulting from the Distribution arising as a result of any Prohibited Act (as defined in the Tax Matters Agreement). If we were required to indemnify DXC for taxes resulting from a Prohibited Act, that indemnification obligation would likely be substantial and could materially adversely affect our financial condition.

To address compliance with Section 355(e) of the Code, in the Tax Matters Agreement, we agreed to certain restrictions that may limit our ability to pursue certain strategic transactions or engage in other transactions, including stock issuances, certain asset dispositions, mergers, consolidations and other strategic transactions for a period of time following the Distribution. As a result, we may determine to forgo certain transactions that otherwise could be advantageous.

Under the Tax Matters Agreement, Perspecta is restricted from taking certain actions that could adversely affect the intended U.S. federal income tax treatment of the Spin-Off and such restrictions could significantly impair Perspecta’s ability to implement strategic initiatives that otherwise would be beneficial.

The Tax Matters Agreement generally restricts us from taking certain actions that could adversely affect the intended U.S. federal income tax treatment of the Spin-Off. Failure to adhere to these restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on DXC for which we could bear responsibility and for which we could be obligated to indemnify DXC. In addition, even if we are not responsible for tax liabilities of DXC under the Tax Matters Agreement, we nonetheless could be liable under applicable tax law for such liabilities if DXC were to fail to pay such taxes. Because of these provisions in the Tax Matters Agreement, we are restricted from taking certain actions, particularly for the two years following the Spin-Off, including (among other things) the ability to freely issue stock, to make certain acquisitions and to raise additional equity capital. These restrictions could have a material adverse effect on our liquidity and financial condition, and otherwise could impair our ability to implement strategic initiatives. Also, our indemnity obligation to DXC might discourage, delay or prevent a change of control that our stockholders may consider favorable.

Certain of our directors and officers have actual or potential conflicts of interest because of their previous or continuing positions at DXC.

Because of their current or former positions with DXC, certain of our directors and officers own DXC common stock and equity awards. Although our Board of Directors consists of a majority of directors who are independent, some of our directors and officers continue to have a financial interest in DXC common stock and equity awards. In addition, certain members of our Board of Directors are employed by or otherwise associated with DXC. Continuing ownership of DXC common stock and equity awards, or service as a director at both companies could create, or appear to create, potential conflicts of interest if we have disagreements with DXC about the contracts between us that continue, or face decisions that could have different implications for us and DXC.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We believe that, as an independent publicly-traded company, we will be able to, among other things, better focus our financial and operational resources on our specific business, implement and maintain a capital structure designed to meet our specific needs, design and implement corporate strategies and policies that are targeted to our business, more effectively respond to industry dynamics and create effective incentives for our management and employees that are more closely tied to our business performance. However, by separating from DXC, we may be more susceptible to market fluctuations and other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition, results of operations and prospects could be adversely affected.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent publicly-traded company, and we may experience increased costs after the Spin-Off.

We have historically operated as part of DXC’s corporate organization, and DXC has provided us with various corporate functions. Following the Spin-Off, DXC has no obligation to provide us with assistance other than pursuant to the Transition Services Agreement and other agreements described under “Certain Relationships and Related Transactions, and Director Independence - Agreements with DXC.” These services do not include every service that we have received from DXC in the past. Accordingly, following the Spin-Off, we will need to provide internally or obtain from unaffiliated third parties the services we previously received from DXC. These services include IT, tax administration, treasury activities, technical accounting, benefits administration, procurement, legal, and ethics and compliance program administration, the effective and appropriate performance of which are critical to our operations. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from DXC. Because our business has historically operated as part of the wider DXC organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or may incur additional costs that could adversely affect our business. As part of DXC, we have benefited from DXC’s size and purchasing power in procuring certain goods and services such as insurance and health care benefits, and technology such as computer software licenses. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining goods and services, our business, financial condition, results of operations and prospects may be adversely affected.

We have no recent operating history as an independent publicly-traded company, and our historical financial information is not necessarily representative of the results we would have achieved as an independent publicly traded company and may not be a reliable indicator of our future results.

We derived the Perspecta historical financial information included in this Annual Report on Form 10-K from DXC’s combined and consolidated financial statements, and this information does not necessarily reflect the results of operations and financial positions we would have achieved as an independent publicly-traded company during the periods presented or those that we will achieve in the future. This is primarily because of the following factors:

•
Prior to the Spin-Off, we operated as part of DXC’s broader corporate organization and DXC performed various corporate functions for us, including IT, tax administration, treasury activities, technical accounting, benefits administration, procurement, legal and ethics and compliance program administration. Our historical financial information reflects allocations of corporate expenses from DXC for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent publicly-traded company.

•	We will enter into transactions with DXC that did not exist prior to the Spin-Off, such as DXC’s provision of certain IT services, which will cause us to incur new costs.

•
Our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from DXC, including changes in our cost structure, personnel needs, tax profile, financing and business operations. As part of DXC, we enjoyed certain benefits from DXC’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments, and we will lose these benefits after the Spin-Off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of DXC prior to the Spin-Off.

•
The Mergers will result in our consolidated operations and the results therefrom being substantially different than USPS’s operations and the results therefrom and a result, our historical information will not necessarily reflect our results of operations going forward.

Following the Spin-Off, we are also responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations, and public reporting. Therefore, the Financial Statements may not be indicative of our future performance as an independent publicly-traded company. While we have been profitable as part of DXC, we cannot assure you that our profits will continue at a similar level when we are an independent publicly-traded company. For additional information about our past financial performance and the basis of presentation of the Financial Statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Combined Financial Statements and the Notes included elsewhere in this Annual Report on Form 10-K.

USPS's historical financial data is not necessarily representative of the results Perspecta would have achieved and may not be a reliable indicator of the combined company’s future results.

USPS's historical financial data may not reflect what the legacy businesses' results of operations and financial position would have been had we been a combined company, and publicly traded, during the periods presented, or what our results of operations, financial condition and cash flows will be in the future.

Some of the contracts to be transferred or assigned to us contain provisions requiring the consent of third parties in connection with the transactions contemplated by the Internal Reorganization and Distribution. If these consents are not obtained, we may be unable to enjoy the benefit of these contracts in the future.

Prior to the Distribution, DXC undertook a series of internal transactions, following which Perspecta owns the assets and liabilities of USPS (the “Internal Reorganization”). Some of the contracts to be transferred or assigned to us in connection with the Internal Reorganization and Distribution contain provisions that require the consent of third parties to the Internal Reorganization, the Distribution or both. Failure to obtain such consents on commercially reasonable and satisfactory terms may impair our entitlement to the benefit of these contracts in the future.

Certain of our legal entities, including ES LLC, are required to change their names within six months of the Distribution and others will undergo a name change to align with our brand. We expect to enter into a change of name agreement with the U.S. federal government to effect these name changes, and will be required to complete various administrative tasks relating to completion of the change of name process for those contracts and contract vehicles held by those legal entities. While we do not expect the completion of the process to delay payments to us in any material respect on contracts affected by the name change, we may experience protest by competitors of new awards of contracts to us on grounds relating to the Spin-Off.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with DXC that are based on the costs historically allocated to us by DXC.

We entered into agreements with DXC related to our separation from DXC, including the SDA, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement, IPMA, Real Estate Matters Agreement and Non-U.S. Agency Agreement and other agreements, while we were still part of DXC. These agreements may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties. The terms of these agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between DXC and us. We may have received better terms from third parties because third parties may have competed with each other to win our business. Among other things, pursuant to the IPMA, DXC retains ownership of all proprietary IP (other than certain restricted IP developed by us, which DXC will assign to us) and licenses to Perspecta certain rights we require for use solely in connection with U.S. federal and certain U.S. state and local government customers, on a perpetual, royalty-free, non-assignable basis. See "Certain Relationships and Related Transactions, and Director Independence."

Our potential indemnification liabilities pursuant to the SDA could materially and adversely affect us.

The SDA between us and DXC provides for, among other things, the principal corporate transactions required to effect the Spin-Off, certain conditions to the Spin-Off and provisions governing the relationship between us and DXC after the Spin-Off. Among other things, the SDA provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to or arising out of our business. If we are required to indemnify DXC under the circumstances set forth in the SDA, we may be subject to substantial liabilities. For a description of the SDA, see “Certain Relationships and Related Transactions, and Director Independence - Agreements with DXC - Separation and Distribution Agreement.”

In connection with the Spin-Off, DXC will indemnify us for certain liabilities. However, these indemnities may not be sufficient to insure us against the full amount of such liabilities, or DXC’s ability to satisfy its indemnification obligation may be impaired in the future.

Pursuant to the SDA and other agreements we entered into in connection with the Spin-Off, DXC has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that DXC will agree to retain pursuant to these agreements, and DXC may not be able to fully satisfy its indemnification obligations under these agreements. Moreover, even if we ultimately succeed in recovering from DXC any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from DXC.

Risks Relating to our Common Stock and Capital Structure

An active trading market may not develop or be sustained. In addition, our stock price may fluctuate significantly.

We cannot predict the prices at which our common stock may trade after the Spin-Off. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategies;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock after the Spin-Off;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the IT services industry;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations (including tax laws and regulations) affecting our business;

•	changes in capital gains taxes and taxes on dividends affecting stockholders; and

•	general economic conditions and other external factors.

Furthermore, our business profile and market capitalization may not fit the investment objectives of some DXC stockholders and, as a result, these DXC stockholders may sell their shares of our common stock after the Distribution. See “Substantial sales of our common stock may occur in connection with the Spin-Off, which could cause our stock price to decline.” Low trading volume for our stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on our stock price volatility.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

Substantial sales of our common stock may occur in connection with the Spin-Off, which could cause our stock price to decline.

DXC stockholders receiving shares of our common stock in the Distribution generally may sell those shares immediately in the public market. Although we have no actual knowledge of any plan or intention of any significant DXC stockholder to sell our common stock following the Spin-Off, it is likely that some DXC stockholders, possibly including some of its larger stockholders, will sell their shares of our common stock received in the Distribution if, for reasons such as our business profile or market capitalization as an independent company, we do not fit their investment objectives or, in the case of index funds, we are not a participant in the index in which they are investing. Following the Mergers, approximately 14% of our outstanding shares of common stock (on a fully diluted basis, excluding certain unvested equity incentive awards) is owned by Veritas Capital. Pursuant to the Side Letter Agreement, all of these shares will be eligible to be registered, subject to certain limitations, following the consummation of the Mergers. For a description of the Side Letter Agreement, see “Certain Relationships and Related Transactions, and Director Independence - Agreement with Veritas Capital.” These shares will also be eligible for resale in the public market without registration subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The sales of significant amounts of our common stock or the perception in the market that this will occur may decrease the market price of our common stock.

We may not pay dividends on our common stock and our indebtedness may limit our ability to pay dividends on our common stock.

Following the Spin-Off, the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. We may not pay a dividend in the future, or continue to pay any dividend if we do commence paying dividends, and, in the future, the combined annual dividends paid on DXC common stock, if any, and our common stock, if any, may not equal the annual dividends on DXC common stock prior to the Spin-Off.

Your percentage ownership in Perspecta may be diluted in the future.

Your percentage ownership in Perspecta may be diluted in the future because of equity awards that we expect to grant to our directors, officers and other employees. Prior to completion of the Spin-Off, we approved an incentive plan that will provide for the grant of common share-based equity awards to our directors, officers and other employees. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to finance our ongoing operations.

We have contracts with the U.S. federal government that are classified which may limit investor insight into portions of our business.

Over the last three fiscal years of USPS and Vencore, an average of 4% of the revenues of USPS and 52% of the revenues of Vencore were derived from classified programs with the U.S. federal government that are subject to security restrictions which preclude the dissemination of information that is classified for national security purposes. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors may have less insight into our classified programs than our other programs and therefore less ability to fully evaluate the risks related to our classified business.

Provisions in our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and of Nevada law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Several provisions of our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Nevada law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These include provisions that:

•
permit us to issue blank check preferred stock with voting, conversion and exchange rights that could negatively affect the voting power or other rights of our common stockholders, and the Board of Directors could take that action without stockholder approval;

•
preclude stockholders from calling special meetings except where such special meetings are requested by stockholders representing 75% of the capital stock entitled to vote. Our Amended and Restated Bylaws prevent stockholder action by written consent for the election of directors and require the written consent of 90% of the capital stock entitled to vote for any other stockholder actions by written consent;

•	require stockholders to follow certain advance notice and disclosure requirements in order to propose business or nominate directors at an annual or special meeting; and

•	limit our ability to enter into business combination transactions with certain stockholders.

These and other provisions of our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Nevada law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of Perspecta, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price. See “Description of Our Capital Stock Anti-Takeover Effects of Various Provisions of Nevada Law and Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws” for more information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 31, 2018, we conducted our operations in approximately 29 USPS-owned or leased locations occupying approximately 1.8 million square feet. Our major locations are in Herndon, Virginia and Clarksville, Virginia, where we occupy approximately 0.7 million square feet, collectively. We have other significant facilities located in Boise, Idaho, San Diego, California and El Paso, Texas, where we occupy approximately 0.2, 0.1 and 0.1 million square feet, respectively. We consider our facilities to be well-maintained and adequate to meet our current needs.

The following is a summary of properties owned and leased:

Geographic Area		Approximate Square Footage (in thousands)
	General Use	Owned	Leased	Total
Alexandria, Virginia	Account Support	—	20	20
Annapolis Junction, Maryland	Government and Account Support	—	71	71
Auburn Hills, Michigan	Account Support	—	42	42
Boise, Idaho	Account Support	—	168	168
Camp Hill, Pennsylvania	Account Support	—	25	25
Chantilly, Virginia	Sales	—	24	24
Clarksville, VA	Data Center	205	—	205
Colorado Springs, Colorado	Sales	—	63	63
El Paso, Texas	Account Support	—	80	80
Herndon, VA	Government and Account Support	131	385	516
Hingham, Massachusetts	Account Support	—	55	55
Miramar, Florida	Account Support	—	29	29
Montgomery, Alabama	Account Support	—	39	39
Plano, Texas	Account Support	—	182	182
Raleigh, North Carolina	Account Support	—	31	31
San Diego, California	Sales	—	115	115
South Charleston, West Virginia	Data Center	—	27	27
St. Petersburg, Florida	Account Support	—	16	16
Various other U.S. locations	Various	—	40	40
Total		336	1,412	1,748

ITEM 3. LEGAL PROCEEDINGS

See Note 13 - "Litigation and Contingencies" to the Combined Financial Statements for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol "PRSP" since June 1, 2018. Prior to that time, there was no public market for our stock.

Number of Holders

As of June 20, 2018, there were 44,965 holders of record of our common stock.

Dividends and Share Repurchase Program

On June 1, 2018, our Board of Directors authorized and declared a regular quarterly cash dividend of $0.05 per share on Perspecta’s common stock. The first quarterly dividend will be paid on July 17, 2018 to Perspecta stockholders of record at the close of business on June 11, 2018.

On June 1, 2018, our Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time.

Equity Compensation Plans

See Item 12, contained in Part III of this Annual Report for information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present our selected historical combined financial data. We derived the selected historical combined financial data as of March 31, 2018, March 31, 2017, and October 31, 2016 and for the year ended March 31, 2018, the five months ended March 31, 2017, and the years ended October 31, 2016 and 2015 from the audited combined financial statements included elsewhere in this Form 10-K. We derived the selected historical combined financial data as of and for the year ended October 31, 2014 from the historical books and records of HPE. In the opinion of management, the unaudited Combined Financial Statements as of and for the year ended October 31, 2014 have been prepared on the same basis as the audited Combined Financial Statements and include all adjustments, consisting only of ordinary recurring adjustments, necessary for a fair statement of the information for the periods presented.

Selected historical financial data for USPS for the fiscal year ended October 31, 2013 is not available for any combined balance sheet data or combined statement of operations data other than revenues because requisite stand-alone financial records for those periods for USPS were not maintained by the former parent companies of the enterprise services business, HPE (between November 1, 2015 and March 31, 2017), and The Hewlett-Packard Company (prior to November 1, 2015). Revenue information for USPS for such period does not include information that would enable us to quantify the component of our revenues during the fiscal year ended October 31, 2013 that consisted of certain consulting revenues as to which records were maintained outside of the enterprise services business. Due to the unavailability or lack of comparability of that information we have omitted USPS information prior to the periods presented.

The selected financial information may not be indicative of our performance following the Spin-Off and Mergers. You should read the selected combined financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Combined Financial Statements and accompanying Notes included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:

	Successor	Predecessor
	Fiscal Year Ended March 31,	Five Months Ended March 31,	Fiscal Years Ended October 31,
(in millions)	2018 (1)	2017	2016	2015	2014
Revenues	$2,819	$1,073	$2,732	$2,585	$2,955
Income (loss) before taxes	199	59	129	(51)	221
Income tax (benefit) expense	(9)	23	49	(22)	83
Net income (loss)	208	36	80	(29)	138

Balance Sheet Data:

	Successor	Predecessor
	As of	As of
(in millions)	March 31, 2018 (1)	March 31, 2017	October 31, 2016	October 31, 2015	October 31, 2014
					(unaudited)
Total assets	$3,679	$1,073	$1,234	$1,512	$1,416
Capital leases
Current capital lease liability	160	139	145	127	111
Non-current capital lease liability	144	155	215	223	224
Total capital leases	$304	$294	$360	$350	$335
Total equity	$2,729	$416	$338	$555	$539

(1) Fiscal 2018 financial results are not directly comparable to periods ending prior to April 1, 2017 which reflect USPS's financial results before the HPES Merger on April 1, 2017. See Note 1 - "Overview and Summary of Significant Accounting Policies" to the Combined Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the Combined Financial Statements and related Notes included elsewhere in this document.

The statements in this discussion regarding industry outlook, expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” Actual results may differ materially from those contained in any forward-looking statements.

The Combined Financial Statements, discussed below, reflect our financial condition, results of operations, and cash flows. The financial information discussed below and included in this document, however, may not necessarily reflect what our financial condition, results of operations, or cash flows would have been had we been operated as a separate, independent entity during the periods presented, or what our financial condition, results of operations, and cash flows may be in the future.

Overview

We are a leading provider of end-to-end enterprise IT services to government customers across U.S. federal, state and local markets. Using our market-leading enterprise offerings and solutions, we help our government customers implement modern collaborative workplaces, hybrid cloud platforms and integrated digital systems of engagement with their enterprise management systems. By delivering these modern enterprise solutions, often while ensuring interoperability with mission critical legacy systems, we believe we have helped our government customers better realize the benefits of technology, which will ultimately enable them to fulfill their mission objectives and achieve business outcomes.

In addition to providing substantial benefits through increased efficiencies and capabilities, we believe demand for our services is also driven by the technological advances that already reinvented commercial industries, which are now exerting a similar evolutionary effect on government customers. In response to these pressures, we believe modern government customers are increasingly turning to outside partners, such as Perspecta, to help guide them through this digital transformation.

We believe our breadth of contracts and customers in the U.S. government, and our longstanding history of having partnered with our public sector customers for more than 50 years, provides us with a competitive advantage. For example, we have existing contracts with a range of public sector entities ranging from the VA, to the United States Postal Service, NASA, the FDA and the large state and local government customers such as the county of San Diego, California. Based on this breadth of experience and our expertise, we believe we are well positioned to help its U.S. government customers continue our ongoing digital transformation journey, all the while addressing real business needs.

Basis of Presentation

The Combined Financial Statements included in this Annual Report on Form 10-K have been derived from the Consolidated Financial Statements and accounting records of Parent, as if USPS operated on a standalone basis during the periods presented, and were prepared in accordance with GAAP. USPS historically reported its results based on a fiscal year ending on October 31 and upon the formation of DXC, USPS began reporting its results based on a fiscal year ended March 31. The combined financial statements of USPS for the annual periods ending October 31, 2015 and 2016, for the five-month period ended March 31, 2017 do not give effect to purchase price allocation adjustments associated with the HPES Merger. These adjustments are reflected in the successor period results for USPS for the annual period ending March 31, 2018, therefore, successor period results for USPS are not comparable to predecessor period results.

The Combined Statements of Operations reflect allocations of general corporate expenses from Parent including, but not limited to, executive management, finance, legal, IT, employee benefits administration, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. We consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, USPS. The allocations may not, however, reflect the expense USPS would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as IT and infrastructure.

The Combined Balance Sheets include Parent assets and liabilities that are specifically identifiable or otherwise attributable to USPS, including subsidiaries and affiliates in which Parent had a controlling financial interest or of which was the primary beneficiary. Parent’s cash has not been assigned to USPS for any of the periods presented because those cash balances are not directly attributable to USPS. We reflect transfers of cash to and from Parent's cash management system as a component of Parent investment on the Combined Balance Sheets. Parent’s receivables sales facility and long-term debt, other than capital lease obligations, have not been attributed to us for any of the periods presented because Parent's borrowings are not our legal obligation.

Parent maintained various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. Our employees participate in those programs and a portion of the cost of those plans are allocated and included in the Combined Financial Statements. However, the Combined Balance Sheets do not include any net benefit plan obligations as the pension plans were accounted as multiemployer benefit plans.

In the opinion of management, the Combined Financial Statements of USPS contain all adjustments, including normal recurring adjustments, necessary to present fairly USPS’s financial position as of March 31, 2018 and 2017, and its results of operations and cash flows for the fiscal year ending March 31, 2018, the five months ended March 31, 2017, and the fiscal years ending October 31, 2016 and 2015.

Principles of Combination

The Combined Financial Statements include USPS’s net assets and results of operations as described above. All intercompany transactions and accounts within the combined businesses of USPS have been eliminated.

Intercompany transactions between USPS and Parent other than leases with HPE’s wholly-owned leasing subsidiary (“HPE Financial Services”) are considered to be effectively settled in the Combined Financial Statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Combined Statements of Cash Flows within financing activities and in the combined balance sheets within Parent’s investment.

The Combined Financial Statements include the operations of USPS except for certain USPS consulting activities that were historically conducted pursuant to contracts with USPS's former parent, HPE, rather than USPS or its subsidiaries. Because those contracts were not novated to USPS until after October 31, 2016, no information regarding our consulting activities performed pursuant to those contracts has been presented in the results of operations for the fiscal years ending October 31, 2016 and 2015 and only a portion of the revenues associated with these consulting activities is presented in the results of operations for the five-month period ended March 31, 2017. Periods subsequent to March 31, 2017 reflect all these consulting activities performed pursuant to those contracts in our results of operations. For comparability purposes, the revenue and income before taxes related to these contracts not reflected in the results of operations for the periods referenced above are set forth below:

	Predecessor
	Five Months Ended	Fiscal Years Ended
(in millions)	March 31, 2017	October 31, 2016	October 31, 2015
Revenue	$10	$136	$141
Income before taxes	$3	$42	$39

Factors and Trends Affecting our Results of Operations

Revenue Generation

Revenue is generated by providing services on a variety of contract types which vary in duration from as little as six months to more than 10 years. Factors affecting revenue include our ability to successfully:

•	bid on and win new contract awards;

•	satisfy existing customers, obtain add-on business, and win contract re-competes;

•	compete on services offered, delivery models offered, technical ability and innovation, quality, flexibility, experience, and results created; and

•	identify and integrate acquisitions and leverage them to generate new revenues.

Earnings are impacted by the above revenue factors and, in addition, our ability to:

•	integrate acquisitions and eliminate redundant costs;

•	control costs, particularly labor costs, subcontractor expenses, and overhead costs including healthcare, pension and general and administrative costs;

•	anticipate talent needs to avoid staff shortages or excesses; and

•	accurately estimate various factors incorporated in contract bids and proposals.

Competitive Markets

We believe that we are well positioned to take advantage of the markets in which we operate because of our expertise and specialization. Our ability to effectively manage project engagements, including logistics, client requirements, engineering resources and service levels, will affect our financial performance. Increased competition from other government contractors and market entrants seeking to take advantage of certain industry trends may result in the emergence of companies that are better able to compete against us.

Regulations

Increased audit, review, investigation and general scrutiny by U.S. government agencies of government contractors’ performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws could affect our operating results. Negative publicity and increased scrutiny of government contractors in general, including us, relating to U.S. government expenditures for contractor services; incidents involving the mishandling of sensitive or classified information; and the increasingly complex requirements of the DoD and the intelligence community, including those related to cybersecurity, management of federal health care cost growth, and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare, could impact our ability to perform in the marketplace.

Seasonality

The U.S. federal government’s fiscal year ends on September 30. It is not uncommon for U.S. federal government agencies to award extra tasks or complete other contract actions in the weeks leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. We have generally experienced increased bid and proposal costs in the months leading up to the U.S. federal government’s fiscal year end as we pursue new contract opportunities being awarded shortly before the U.S. federal government fiscal year end. We also experience some seasonality effects from the timing of the fiscal year end close for state and local governments, which in many instances are different than the U.S. federal government fiscal year end. In general, we tend to experience an increase in revenue in the first half of the calendar year from our state and local government customers as that is when funds are generally allocated to specific projects. Finally, we also tend to generate less revenue and profit from our labor services during the three months ending December 31, as a result of higher leave-taking during the holiday season.

Cash Flows

Cash flows are affected by the above earnings factors and, in addition, by the following factors:

•	the ability to efficiently manage capital resources and expenditures;

•	timely management of receivables and payables;

•	investment opportunities available, particularly related to business acquisitions and implementations, dispositions and large outsourcing contracts; and

•	tax obligations.

Key Performance Indicators

We manage and assess the performance of our business through various means, with the primary financial measures including new contract wins, revenue and Adjusted EBITDA (as defined below under "Non-GAAP Financial Measures").

New contract wins - In addition to being a primary driver of future revenue, new contract wins also provide management an assessment of our ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new or re-competed contracts, as well as numerous external factors.

Revenue - Revenue is a product of contracts won in prior periods, and work secured in the current year. Year-over-year revenues tend to vary less than new contract wins, and reflect performance on both new and existing contracts.

Adjusted EBITDA - Adjusted EBITDA is a non-GAAP measure that we use to evaluate financial performance and is one of the measures we use in assessing management performance. We believe that this non-GAAP financial measure provides useful information to investors regarding our results of operations as it provides another measure of our profitability, our ability to service the planned debt, and is considered an important measure by financial analysts covering our industry.

Economic and Industry Factors

Our results of operations are impacted by general economic conditions including macroeconomic conditions. We are monitoring current macroeconomic and credit market conditions and levels of business confidence and their potential effect on our customers and on us. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activities in the industries and geographies in which we operate. Such a downturn may reduce demand for our services or depress pricing of those services and have a material adverse effect on our new contract bookings and results of operations. Particularly in light of recent economic uncertainty, we continue to monitor costs closely in order to respond to changing conditions and to manage any impact to our results of operations. Our results of operations are also affected by the evolving priorities of the U.S. federal government, as well as by the pace of technological change and the type and level of technology spending by our customers. The ability to identify and capitalize on these markets and technological changes early in their cycles is a key driver of our performance.

We see potential for positive developments in the federal government budget for its 2018 fiscal year. We are also experiencing an increased number of requests to extend the period of performance for our largest and most complex IT contracts, are observing increased procurement activity across the U.S. federal government and expect to see adjudications increase. We expect another threatened government shut down by Congress and the passage of a series of continuing resolutions to keep the U.S. federal government funded, with the possibility that Congress will ultimately pass a full year continuing resolution. In the event Congress passes a full year continuing resolution, we would expect this to support our initiative to extend the period of performance for its largest and most complex IT contracts.

Revenues are driven by our ability to secure new contracts and to deliver solutions and services that add value to our customers. Our ability to add value for customers, and therefore generate revenues, depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly across all government industries and domains. Our market is highly competitive and has characteristics unique to the federal contracting environment. Almost all of our U.S. federal government contracts and subcontracts may be modified, curtailed, or terminated either at the convenience of the government or for default based on factors set forth in the FAR. Upon termination for convenience of a fixed-price type contract, our U.S. federal government contracts normally entitle us to receive the purchase price for delivered items, reimbursement for contractual commitments and allowable costs for work-in-process, and a reasonable allowance for profit, although there can also be financial impact resulting from the negotiated contract settlement. Upon termination for convenience of a U.S. federal government cost reimbursable or time and material contract, we are normally entitled to reimbursement of allowable costs plus a fee. Allowable costs generally include the cost to terminate agreements with suppliers and subcontractors.

The amount of the fee recovered, if any, generally is related to the portion of the work completed prior to termination and is determined by negotiation. See “Risk Factors.” If contracts are lost through the competitive bid process, our operating results may differ materially and adversely from those anticipated. Finally, shifting U.S. federal government priorities can also impact the future of projects. Management monitors U.S. federal government priorities and industry factors through numerous industry and government publications and forecasts, legislative activity, budgeting and appropriation processes, and by participating in industry professional associations in order to anticipate these shifting priorities.

Results of Operations

Fiscal 2018 Highlights

Financial highlights for the fiscal year ending March 31, 2018 include the following:

•	Revenues were $2,819 million.

•
Net income was $208 million, including the cumulative impact of certain items of $173 million, reflecting restructuring costs of $14 million, transaction, separation and integration-related costs of $90 million and amortization of acquired intangible assets of $69 million.

•	We generated $530 million of cash from operations.

Year Ended March 31, 2018

	Successor
	Fiscal Year Ended	Percentage of Revenues
(in millions)	March 31, 2018
Revenues	$2,819	100%

Costs of services	2,155	76%
Selling, general and administrative	182	6%
Depreciation and amortization	167	6%
Restructuring costs	14	—%
Separation costs	90	3%
Interest expense	12	—%
Total costs and expenses	2,620	93%

Income before taxes	199	7%
Income tax benefit	(9)	—%
Net income	$208	7%

Revenues

Our revenues for the year ended March 31, 2018 were $2,819 million and increased by $87 million as compared to revenues for the year ended October 31, 2016. The results of the year were primarily impacted by an increase of $79 million in revenues from new business and $63 million associated with increases in ongoing business in addition to the exclusion of certain USPS consulting activities that were historically conducted pursuant to contracts with USPS’s former parent, HPE, rather than USPS or its subsidiaries. Because those contracts were not novated to USPS until after October 31, 2016, no information regarding USPS consulting activities performed pursuant to those contracts has been presented in USPS’s results of operations for the year ended October 31, 2016. These increases were offset by contracts that concluded or were renewed at a lower rate in 2018 as compared to the year ended October 31, 2016 and by $133 million in revenues recognized in the year ended October 31, 2016 associated with a major contract renegotiation.

Costs of services

Costs of services for the year ended March 31, 2018 were $2,155 million and increased by $69 million as compared to cost of services for the year ended October 31, 2016. The increase is due to increases in new and ongoing business in addition to the exclusion of certain USPS consulting activities that were historically conducted pursuant to contracts with USPS’s former parent, HPE, rather than USPS or its subsidiaries. Because those contracts were not novated to USPS until after October 31, 2016, no information regarding USPS consulting activities performed pursuant to those contracts has been presented in USPS’s results of operations for the year ended October 31, 2016. These increases were offset by USPS’s implementation of certain strategic measures to improve efficiencies across multiple clients and programs and the 2016 major contract renegotiation.

Selling, general and administrative

Selling, general and administrative expenses for the year ended March 31, 2018 was $182 million and decreased by $25 million as compared to the year ended October 31, 2016. The decrease was largely driven by efficiencies gained as a result of USPS’s implementation of certain strategic measures to improve efficiencies in an effort to reduce expenses.

Depreciation and amortization

Depreciation and amortization for the year ended March 31, 2018 was $167 million and represented 6% of revenues, a decrease, on a percentage of revenue basis, from the year ended October 31, 2016, which was largely driven by reductions in property and equipment balances in the period associated with acquisition accounting.

Separation costs

Separation costs for the year ended March 31, 2018 were $90 million and represented 3% of revenues. Separation costs of $42 million and $48 million were associated with expenses incurred in connection with the HPES Merger and the Spin-Off and Mergers, respectively.

Interest expense

Interest expense for the year ended March 31, 2018 was $12 million and relates to interest associated with capital lease obligations. Interest expense for the year decreased by $24 million as compared to the year ended October 31, 2016, primarily due to reductions in capital lease balances in the period.

Income tax benefit

Our effective tax rate ("ETR") on income for the year ended March 31, 2018 was (5)%. In fiscal 2018, the ETR was primarily impacted by the U.S. tax reform. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 7 - "Income Taxes" to the Combined Financial Statements.

Five Months Ended March 31, 2017

	Predecessor
	Five Months Ended	Percentage of Revenues
(in millions)	March 31, 2017
Revenues	$1,073	100%

Costs of services	820	76%
Selling, general and administrative	77	7%
Depreciation and amortization	73	7%
Separation costs	34	3%
Interest expense	10	1%
Total costs and expenses	1,014	95%

Income before taxes	59	5%
Income tax expense	23	2%
Net income	$36	3%

Revenues

Revenues for the five-month period ended March 31, 2017 were $1,073 million.

Costs of services

Costs of services for the five-month period ended March 31, 2017 was $820 million and represented 76% of revenues, which was the same, on a percentage of revenue basis, as the year ended October 31, 2016.

Selling, general and administrative

Selling, general and administrative expenses for the five-month period ended March 31, 2017 were $77 million and represented 7% of revenues, a 1% decrease, on a percentage of revenue basis, from the year ended October 31, 2016.

Depreciation and amortization

Depreciation and amortization for the five-month period ended March 31, 2017 was $73 million and represented 7% of revenues, a 1% decrease, on a percentage of revenue basis, from the year ended October 31, 2016, which was largely driven by reductions in property and equipment balances in the period.

Separation costs

Separation costs for the five-month period ended March 31, 2017 were $34 million and represented 3% of revenues. Separation costs were associated with expenses incurred in connection with the HPES Merger. Separation costs for the year ended October 31, 2016 were $34 million and mainly related to the separation of HPE from HPI in early 2016.

Interest expense

Interest expense for the five-months ended March 31, 2017 was $10 million or 1% of revenues, which was the same, on a percentage of revenue basis, as the year ended October 31, 2016. Interest expense relates to interest associated with capital lease obligations.

Interest income

No interest income was earned in the five-months ended March 31, 2017. Interest income for the fiscal year ended October 31, 2016 was $5 million and related to lease rental income.

Years Ended October 31, 2016 and 2015

Predecessor:	Year Ended		Year Ended		Change
(in millions)	October 31, 2016	Percentage of Revenues	October 31, 2015	Percentage of Revenues	$	%
Revenues	$2,732	100%	$2,585	100%	$147	6%

Costs of services	2,086	76%	2,101	81%	(15)	(1)%
Selling, general and administrative	207	8%	242	9%	(35)	(14)%
Depreciation and amortization	225	8%	214	8%	11	5%
Restructuring costs	20	1%	22	1%	(2)	(9)%
Separation costs	34	1%	28	1%	6	21%
Interest expense	36	1%	33	1%	3	9%
Interest income	(5)	—%	(4)	—%	(1)	25%
Total costs and expenses	2,603	95%	2,636	102%	(33)	(1)%

Income before taxes	129	5%	(51)	(2)%	180	NM
Income tax expense	49	2%	(22)	(1)%	71	NM
Net income	$80	3%	$(29)	(1)%	$109	NM

Revenues

Our revenues for the year ended October 31, 2016 increased by $147 million or 6% as compared to the prior fiscal year. The $147 million increase in revenues for the year ended October 31, 2016 was primarily due to an increase of

$41 million in revenues from new business and $133 million associated with a major contract renegotiation that resulted in the recognition of revenues that had been previously deferred. These increases were partially offset by contracts that concluded or were renewed at a lower rate.

Costs of services

Costs of services for the year ended October 31, 2016 decreased by $15 million or 1% as compared to the prior fiscal year. The decrease was mainly driven by labor and non-labor efficiency actions taken across multiple clients and programs associated with the Company’s restructuring programs (see Note 2 - “Acquisition” to the Combined Financial Statements).

Selling, general and administrative

Selling, general and administrative expenses for the year ended October 31, 2016 decreased by $35 million or 14% as compared to the prior fiscal year. The decrease was mainly driven by the implementation during the year of certain strategic measures to improve efficiencies in an effort to reduce expenses.

Depreciation and amortization

Depreciation and amortization expenses for the year ended October 31, 2016 increased by $11 million or 5% as compared to the prior fiscal year. The increase was mainly driven by acquisitions of property and equipment through capital leases during the year.

Restructuring costs

Restructuring costs for the year ended October 31, 2016 remained consistent with the prior year, with a decrease of $2 million or 9% as compared to the prior fiscal year. Restructuring costs incurred in fiscal year 2016 are associated with employee severance and infrastructure charges recognized with the restructuring plan in fiscal year 2015 (see Note 4 - “Restructuring” to the Combined Financial Statements).

Separation Costs

Separation costs for the year ended October 31, 2016 increased by $6 million or 21% as compared to the prior fiscal year. Separation costs incurred in the fiscal years ended October 31, 2016 and 2015 were mainly associated with the separation of HPE from HPI in early 2016.

Interest expense

Interest expense for the year ended October 31, 2016 increased by $3 million or 9% as compared to the prior fiscal year. Our interest expense results from capital lease obligations, which remained at similar levels year over year.

Interest income

Interest income for the year ended October 31, 2016 increased by $1 million as compared to the prior fiscal year. Interest income recognized during the year is related to lease rental income earned during the year.

Income (loss) before taxes

Income before taxes for the year ended October 31, 2016 increased by $180 million to $129 million in fiscal year 2016 as compared to the prior fiscal year. The increase was mainly driven by the increase in revenues of $147 million and the decrease in costs and expenses of $33 million, which was largely due to the successful implementation by USPS of certain strategic initiatives during the year, which increased efficiencies.

Income taxes

Income taxes for the year ended October 31, 2016 increased by $71 million to a $49 million tax provision in fiscal year 2016 as compared to a $22 million tax benefit in the same period in the prior year. The increase was driven by the increase in revenues and decrease in costs that resulted in higher income before taxes in 2016 as compared to 2015.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance that are derived from the combined statements of operations for the twelve-month period ended March 31, 2018, the combined statements of operations for the five-month period ended March 31, 2017 and the combined statements of operations for the twelve-month periods ended October 31, 2016 and 2015. These non-GAAP financial measures include earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA.

We present these non-GAAP financial measures to provide investors with meaningful supplemental financial information, in addition to the financial information presented on a GAAP basis. These non-GAAP financial measures exclude certain items from GAAP results, which our management believes are not indicative of core operating performance. Our management believes these non-GAAP measures provide investors supplemental information about our financial performance exclusive of the impacts of corporate wide strategic decisions.

We believe that adjusting for these items provides investors with additional measures to evaluate the financial performance of our core business operations on a comparable basis from period to period. We believe the non-GAAP measures provided are also considered important measures by financial analysts.

There are limitations to the use of the non-GAAP financial measures we present. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes between us and other companies.

Reconciliation of Non-GAAP Financial Measures

Our adjustments to our non-GAAP performance measures include:

•	Restructuring costs-reflects restructuring costs, net of reversals, related to workforce optimization and infrastructure charges.

•
Transaction, separation and integration-related costs-reflects costs related to integration planning, financing, and advisory fees associated with the separation of HPI into two separate companies in 2015 and the HPES Merger, forming DXC.

•
Share-based compensation-represents the share-based compensation attributable to USPS based on the awards and terms previously granted under the incentive compensation plan to USPS’s employees and an allocation of Parent’s corporate and shared functional employee expenses.

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Successor	Predecessor
	Year Ended	Five Months Ended	Years Ended
(in millions)	March 31, 2018	March 31, 2017	October 31, 2016	October 31, 2015
Net income (loss)	$208	$36	$80	$(29)
Income tax expense (benefit)	(9)	23	49	(22)
Interest expense, net	12	10	31	29
Depreciation and Amortization	167	73	225	214
EBITDA	378	142	385	192
Restructuring	14	—	20	22
Transaction, Separation and integration-related costs	90	34	34	28
Stock-based compensation	6	7	20	23
Adjusted EBITDA (1)	$488	$183	$459	$265

(1) Includes corporate allocations as set forth below:

	Successor	Predecessor
	Year Ended	Five Months Ended	Years Ended
(in millions)	March 31, 2018	March 31, 2017	October 31, 2016	October 31, 2015
Corporate dedicated and corporate shared expenses (excluding share-based compensation)	$120	$48	$120	$134
Global support functions	$22	$3	$12	$12

Liquidity and Capital Resources

Liquidity Prior to the Spin-Off and the Mergers

Our total liquidity is comprised of operating cash and cash equivalents. We have generated and expect to continue to generate positive operating cash flow to fund our requirements for working capital, capital expenditures and other discretionary investments. Our exposure to operational liquidity risk is primarily from long-term contracts, which require significant investment of cash flows from operating activities during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

Liquidity Following the Spin-Off and the Mergers

Following the Spin-Off and Mergers, existing cash and cash equivalents and cash generated by operations will continue to be our primary sources of liquidity, as well as available borrowings under our Revolving Credit Facility and sales of receivables under our MARPA Facility (defined under "Accounts Receivable Facility" below). See “Description of Material Indebtedness” and “Accounts Receivable Facility” for more information. Our primary cash needs will continue to be for working capital, capital expenditures and other discretionary investments, as well as to service our outstanding indebtedness, including borrowings under our Credit Facilities (defined under "Description of Material Indebtedness" below); however, our capital structure and liquidity profile have changed because we are no longer a part of DXC. Our ability to fund our future operating needs depends, in part, on our ability to continue to generate positive cash flows from operations and, if necessary, raise cash in the capital markets. Following the Spin-Off and the Mergers, it is our belief, based upon our history of generating strong cash flows, that we will be able to meet our short-term liquidity and cash needs, including debt servicing, through the combination of cash flows from operating activities, available cash balances, available borrowings under our Revolving Credit Facility (defined under "Description of Material Indebtedness" below) and sales of receivables under our MARPA Facility. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities, although there can be no assurance that we will able to obtain such financing on acceptable terms (or at all) in the future.

Upon completion of the Spin-Off on May 31, 2018, we closed on financing of approximately $2.5 billion under our Term Loan A Facilities and Term Loan B Facility, and drew $50 million in borrowings under our new $600 million Revolving Credit Facility, net of $42 million of issuance costs for all Credit Facilities in the aggregate. Proceeds in the aggregate amount of $1.1 billion were used by Perspecta to pay a distribution of approximately $984 million in cash to DXC and to pay transaction costs. Proceeds in the aggregate amount of $1.5 billion were used to fund the cash portion of the merger consideration to stockholders of Vencore HC, to repay, refinance and/or redeem substantially all of Vencore HC’s and KGS HC’s existing indebtedness, to pay for additional transaction costs, and for general corporate purposes.

Description of Material Indebtedness

Term Loan Facilities and Revolving Credit Facility

On May 31, 2018, Perspecta, as borrower, entered into a credit agreement (“Credit Agreement”) with MUFG Bank, Ltd., a member of MUFG, a global financial group (“MUFG”), as administrative agent, MUFG Union Bank, N.A., as collateral agent, the guarantors party thereto, and a syndicate of banks arranged by MUFG, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and RBC Capital Markets. The credit facilities under the Credit Agreement include (i) a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) with initial borrowing capacity of $600 million, of which $550 million is available and undrawn after giving effect to the Spin-Off and the Merger to provide support for Perspecta’s business, including ongoing liquidity, (ii) a three-year senior secured tranche A1 term loan facility in an aggregate principal amount of $350 million (the “Tranche A1 Facility”), (iii) a five-year senior secured tranche A2 term loan facility in an aggregate principal amount of $1.65 billion (the “Tranche A2 Facility” and, together with the Tranche A1 Facility, the “Term Loan A Facilities”; the Term Loan A Facilities together with the Revolving Credit Facility, the “Pro Rata Facilities”) and (iv) a seven-year senior secured term loan B facility in an aggregate principal amount of $500 million (the “Term Loan B Facility”; and, together with the Pro Rata Facilities, the “Credit Facilities”).

On May 31, 2018, all of the Tranche A1 Facility and a portion of the Tranche A2 Facility were funded in an aggregate amount of $1.1 billion, the proceeds of which were used by Perspecta to pay the Perspecta Payment (defined below) to DXC and to pay transaction costs. Additionally, $50 million of the Revolving Credit Facility, the remainder of the Tranche A2 Facility and all of the Term Loan B Facility were funded in an additional aggregate amount of $1.45 billion, the proceeds of which were used to fund the cash portion of the merger consideration to stockholders of Vencore HC, to repay, refinance and/or redeem substantially all of Vencore HC’s and KGS HC’s existing indebtedness, to pay for additional transaction costs, and for general corporate purposes. The Pro Rata Facilities and the Term Loan B Facility have the following material terms:

Interest. Borrowings under (1) the Revolving Credit Facility and the Tranche A2 Facility bear interest at an interest rate per annum equal to, at Perspecta’s option, (A) LIBOR plus the applicable margin of 1.250%-2.250% or (B) the base rate plus the applicable margin of 0.250%-1.250%, (2) the Tranche A1 Facility bears interest at an interest rate per annum equal to, at Perspecta’s option, (A) LIBOR plus the applicable margin of 1.125%-2.125% or (B) the base rate plus the applicable margin of 0.125%-1.125% and (3) the Term Loan B Facility bears interest at an interest rate per annum equal to, at Perspecta’s option, (A) LIBOR plus the applicable margin of 2.25% or (B) the base rate plus the applicable margin of 1.25%. In each of the foregoing cases, LIBOR shall at no time be deemed to be less than 0.00%. The applicable margins for borrowings under the Pro Rata Facilities will vary and will be determined based on Perspecta’s consolidated total net leverage ratio. Perspecta will also owe unused facility fees on the Revolving Credit Facility and paid upfront fees under the Pro Rata Facilities and (in the form of original issue discount) under the Term Loan B Facility on May 31, 2018.

Amortization and Prepayment. Borrowings under the Revolving Credit Facility can be prepaid at any time and can be repeatedly redrawn until its maturity. The Tranche A1 Facility has no scheduled amortization prior to maturity. The Tranche A2 Facility requires quarterly scheduled amortization at a rate equivalent to 5% of the original principal amount per annum until the remaining balance is due at maturity. The Term Loan B Facility requires quarterly scheduled amortization at a rate equivalent to 1% of the original principal amount per annum until the remaining balance is due at maturity. The Company can prepay the Tranche A1 Facility, the Tranche A2 Facility or the Term Loan B Facility, in whole or in part, at any time at its election at 100% of par without premium; provided that if Perspecta prepays the Term Loan B Facility in connection with a repricing event within six months following the initial funding, the prepayment must be made at 101% of par.

Security and Guarantees. The Pro Rata Facilities and the Term Loan B Facility are guaranteed by each of Perspecta’s direct and indirect, existing and future, material domestic subsidiaries (excluding certain entities, including special purpose subsidiaries) (such subsidiaries, together with Perspecta, the “Grantors”), and are secured by a perfected first priority security interest in substantially all of Perspecta’s assets and the assets of those guarantors, subject to certain customary exceptions.

Covenants. The Pro Rata Facilities and the Term Loan B Facility contain negative covenants customary for financings of this type, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; changes in fiscal year and limitations on conduct of business. The Pro Rata Facilities and the Term Loan B Facility also contain affirmative covenants and representations and warranties customary for financings of this type.

In addition, the Pro Rata Facilities contain financial maintenance covenants requiring, as at the end of any fiscal quarter of Perspecta ending on or after September 30, 2018, (a) a ratio of consolidated total net debt to consolidated EBITDA not in excess of 4:50:1:00, stepping down to 3.75: 1.00 no later than fiscal quarter ending December 31, 2019 and thereafter stepping up to 4.00:1.00 during the twelve-month period following the consummation of a permitted acquisition that involves consideration with a fair market value in excess of $100 million; and (b) a ratio of consolidated EBITDA to interest expense of not less than 3.00:1.00.

Events of Default. The lenders under the Pro Rata Facilities and the Term Loan B Facility may declare any indebtedness outstanding thereunder due and payable, and cancel any remaining commitments under the Revolving Credit Facility, if an event of default occurs and is continuing, including a failure to pay principal when due or interest or commitment fees within five days of the date when due; a material inaccuracy of a representation or warranty at the time made; a bankruptcy event; a failure to comply with the covenants (other than the financial covenants), subject to a customary grace period; cross-events of default to material indebtedness; certain material ERISA events; material judgments; actual or asserted invalidity of any guarantee or non-perfection of any material portion of the collateral under the security documents; a change in control; and, solely as to the lenders under the Pro Rata Facilities, a breach of the financial covenants.

In addition, on May 31, 2018, Perspecta and each of the other Grantors entered into a Collateral Agreement (the
“Collateral Agreement”) with MUFG, in its capacity as administrative agent, and MUFG Union Bank, N.A., in its capacity as Collateral Agent. Pursuant to the terms of the Collateral Agreement, each of the Grantors granted a perfected first priority security interest in substantially all of its assets to secure its obligations under the Credit Agreement and related documents to which it is a party, subject to certain customary exceptions.

Accounts Receivable Facility

On May 31, 2018, Perspecta entered into a Guaranty (the “Guaranty”) made in favor of MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as administrative agent (the “Agent”), that guarantees the obligations of ES LLC, a Delaware limited liability company (the “Seller”) and wholly-owned subsidiary of Perspecta, under a Master Accounts Receivable Purchase Agreement, dated as of July 14, 2017 (as amended by that certain First Amendment to Master Accounts Receivable Purchase Agreement, dated as of January 23, 2018, and that certain Second Amendment to Master Accounts Receivable Purchase Agreement (the “Second Amendment”), dated as of May 31, 2018, the “Purchase Agreement”), among the Seller, the Agent, and MUFG, The Bank of Nova Scotia and Mizuho Bank, Ltd., as purchasers (collectively, the “Purchasers”). The Guaranty does not cover any credit losses with respect to the receivables sold under the Purchase Agreement.

The Purchase Agreement establishes a federal government obligor receivables purchase facility (the “MARPA Facility”) that provides for up to $450 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions. The MARPA Facility is a committed facility that has a current term of one (1) year from the effective date of the Second Amendment, unless terminated earlier by the Seller, the Agent or the Purchasers. The Purchase Agreement also provides for optional extensions of the MARPA Facility’s term, if agreed to by the Purchasers, in each case for an additional six month duration. Each such extension may be requested as early as two hundred ten (210) days prior to, and not less than sixty (60) days prior to, the then scheduled termination date.

Under the MARPA Facility, the Seller will sell eligible federal government obligor receivables, including both receivables that have already been billed under an invoice and also certain unbilled receivables arising from contracts where the

Seller has performed work and revenue has been recognized in accordance with generally accepted accounting principles, subject to satisfaction of other required conditions. The MARPA Facility results in the continuous non-recourse true sale of eligible receivables by the Seller to the Purchasers. The Seller expects to use the proceeds from receivables sales under the MARPA Facility for general corporate purposes.

EDS Notes

On October 12, 1999, ES LLC (then known as Electronic Data Systems Corporation) issued, in a registered offering, $300 million aggregate principal amount of notes (the "EDS Notes") pursuant to that certain first supplemental indenture, dated as of October 12, 1999 (the “First Supplemental Indenture”), between ES LLC (then known as Electronic Data Systems Corporation) and The Bank of New York Mellon Trust Company N.A. (successor to Chase Bank of Texas, National Association (f/k/a Texas Commerce Bank National Association), as trustee (the “Trustee”), supplementing that certain indenture, dated as of August 12, 1996 (the “Base Indenture” and, as amended, modified or otherwise supplemented from time to time, the “EDS Indenture”), between ES LLC (then known as Electronic Data Systems Corporation) and the Trustee. The EDS Notes were deregistered on September 9, 2008.

On January 8, 2018, DXC commenced (i) an exchange offer to exchange all validly tendered and accepted EDS Notes for new notes issued by DXC (the “Exchange Offer”); and (ii) a consent solicitation to certain Amendments (as defined below) to the EDS Indenture (the “Consent Solicitation”). On January 22, 2018, DXC, ES LLC, and the Trustee entered into that certain ninth supplemental indenture to the EDS Indenture, dated as of January 22, 2018 (the “Ninth Supplemental Indenture”), which among other things, eliminates substantially all of the restrictive covenants in the EDS Indenture, eliminates certain events of default, amends the EDS Indenture to provide for the termination and replacement of guarantees and makes certain conforming changes to the EDS Indenture to reflect the foregoing changes (the “Amendments”). The Amendments became operative on February 7, 2018, the settlement date of the Exchange Offer and Consent Solicitation (the “Settlement Date”).

On the Settlement Date, the holders of approximately $234 million aggregate principal amount of EDS Notes exchanged their EDS Notes for a like amount of the DXC Notes. As a result, DXC holds $234 million aggregate principal amount of EDS notes. EDS notes in the aggregate principal amount of $66 million held by public noteholders remain outstanding following the Distribution.

Interest on the EDS Notes, which accrues at the annual rate of 7.45%, is payable on April 15 and October 15 of each year, and the EDS Notes mature on October 15, 2029.

ES LLC may redeem the EDS Notes, in whole or in part, at any time or from time to time, in each case, at its option, at a redemption price equal to (1) the greater of 100% of the principal amount of the EDS Notes and (2) as determined by the Quotation Agent (as defined in the EDS Indenture), the sum of the present values of the principal amount of the notes to be redeemed and the remaining scheduled payments of principal and interest thereon, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the First Supplemental Indenture) plus 20 basis points, plus, in either of (1) or (2) above, accrued and unpaid interest to the date of redemption.

The EDS Indenture contains customary events of default, including (1) failure to pay interest with respect to the EDS Notes; (2) failure to pay the principal (or premium, if any) when due with respect to the EDS Notes; (3) failure to pay any sinking fund payment with respect to the EDS Notes (4) failure to observe or perform any other covenant contained in the EDS Notes or the EDS Indenture; and (5) specified events involving bankruptcy, insolvency or reorganization.

Cash and Cash Equivalents and Cash Flows

We reflect transfers of cash to and from Parent’s cash management system as a component of Parent company investment on the Combined Balance Sheets. The following table summarizes our cash flow activity:

	Successor	Predecessor
	Fiscal Year Ended	Fiscal Years Ended
(in millions)	March 31, 2018	October 31, 2016	October 31, 2015
Net cash provided by operating activities	$530	$495	$100
Net cash used in investing activities	(34)	(21)	(18)
Net cash provided by (used in) financing activities	(496)	(474)	(82)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—

Operating Cash Flow

Net cash provided by operating activities for the year ended March 31, 2018 was $530 million as compared to $495 million for the year ended October 31, 2016. The increase of $35 million was driven by an increase in net income of $128 million, partially offset by decreases in adjustments to net income of $89 million and decreases in net cash from movements in working capital of $4 million.

Net cash provided by operating activities for the year ended October 31, 2016 was $495 million as compared to $100 million for the year ended October 31, 2015. The increase of $395 million was driven by an increase in net income of $109 million and adjustments to net income of $19 million, as well as net cash increases from movements in working capital of $267 million.

Investing Cash Flow

Net cash used in investing activities for the year ended March 31, 2018 was $34 million as compared to $21 million during the year ended October 31, 2016. This increase of $13 million in cash used in investing activities was driven by higher purchases of property and equipment and higher payments for outsourcing contract costs.

Net cash used in investing activities for the year ended October 31, 2016 was $21 million as compared to $18 million during the year ended October 31, 2015. This increase of $3 million in cash used in investing activities was primarily driven by higher purchases of property and equipment.

Financing Cash Flow

Net cash used in financing activities for the year ended March 31, 2018 was $496 million as compared to $474 million during the year ended October 31, 2016. The increase was due to higher cash transfers to Parent, which are mainly associated with higher cash provided by operating activities.

Net cash used in financing activities for the year ended October 31, 2016 was $474 million as compared to $82 million during the year ended October 31, 2015. The increase was primarily due to higher cash transfers to Parent, which are mainly associated with higher cash provided by operating activities.

Off-Balance Sheet Arrangements

We are party to a receivables sales arrangement with off-balance sheet risk. See Note 3 - "Sales of Receivables" to the Combined Financial Statements for information about our receivables sales arrangement.

Contractual Obligations

Our contractual obligations as of March 31, 2018 were as follows:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Capitalized lease liabilities	$160	$120	$24	$—	$304
Operating leases	38	41	10	12	101
Total	$198	$161	$34	$12	$405

The amounts reported above do not reflect the obligations of Perspecta following the completion of the Spin-Off and Mergers on May 31, 2018, including the Credit Facilities, MARPA Facility or EDS Notes. See “Liquidity and Capital Resources - Liquidity Following the Spin-Off and the Mergers,” “Description of Material Indebtedness" and “Risk Factors - Risks Relating to Our Business - We have substantial indebtedness following the Spin-Off and Mergers, and have the ability to incur significant additional indebtedness, which could adversely affect our business, financial condition and results of operations.” above for more information.

Critical Accounting Policies and Estimates

The preparation of combined financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, acquisition accounting and income taxes.

Revenue Recognition

General

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable, and collectability is reasonably assured. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified refund or return rights.

In instances when revenue is derived from sales of third-party vendor products or services, we record revenue on a gross basis when we are a principal to the transaction and on a net basis when we are acting as an agent between the customer and the vendor. We consider several factors to determine whether we are acting as a principal or an agent, most notably whether we are the primary obligor to the customer, have established our own pricing and have inventory and credit risks.

Multiple Element Arrangements

When a sales arrangement contains multiple elements or deliverables, such as hardware and software products, and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. We establish TPE of selling price by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. We establish ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life-cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life cycles. In most arrangements with multiple elements, we allocate the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting.

A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. For elements with no standalone value, we recognize revenue consistent with the pattern of the undelivered elements. If the arrangement includes a customer-negotiated refund or return right or other contingency relative to the delivered items, and the delivery and performance of the undelivered items is considered probable and substantially within our control, the delivered element constitutes a separate unit of accounting. In arrangements with combined units of accounting, changes in the allocation of the transaction price among elements may impact the timing of revenue recognition for the contract but will not change the total revenue recognized for the contract.

Services Revenue

We recognize revenue from certain fixed-price contracts, such as consulting arrangements, as work progresses over the contract period on a proportional performance basis, as determined by the percentage of labor costs incurred to date compared to the total estimated labor costs of a contract. We recognize revenue on fixed-price contracts for design and build projects (to design, develop and construct software infrastructure and systems) using the percentage-of-completion method. We use the cost-to-cost method to measure progress toward completion as determined by the percentage of cost incurred to date compared to the total estimated costs of the project. Estimates of total project costs for fixed-price contracts are regularly revised during the life of a contract. Provisions for estimated losses on fixed-priced contracts are recognized in the period when such losses become known. If reasonable and reliable cost estimates for a project cannot be made, we use the completed contract method and recognize revenue and costs upon service completion. For time and material contracts, we recognize revenue as services are rendered and recognize costs as they are incurred.

We generally recognize outsourcing services revenue in the period when the service is provided and the amount earned is not contingent on the occurrence of any future event. We recognize revenue using an objective measure of output for unit-priced contracts. Revenue for fixed-price outsourcing contracts with periodic billings is recognized on a straight-line basis if the service is provided evenly during the contract term. Provisions for estimated losses on outsourcing arrangements are recognized in the period when such losses become probable and estimable.

Product Revenue

For hardware and software products, we recognize revenue generated from direct sales to end customers when the relevant revenue recognition criteria are satisfied. Product revenue was not material in any of the periods presented, except for fiscal 2016 when product revenue was approximately 13% of revenue, with a related margin of approximately 16%, primarily as a result of a large product sale on a contract that did not occur in any other period.

Acquisition Accounting

When we acquire a controlling financial interest through a business combination, we use the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the fair value of the assets acquired and liabilities assumed is recognized as goodwill.

Acquisition-related costs are recognized separately from the business combination and are expensed as incurred. The results of operations of acquired businesses are included in the combined financial statements from the acquisition date.

The goodwill impairment test initially involves the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We test goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include the loss of significant business, significant reductions in U.S. government appropriations or other significant adverse changes in industry or market conditions.

Income Taxes

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes significant changes to the Internal Revenue Code of 1986 with varying effective dates. The Tax Act reduces the maximum corporate income tax rate to 21% effective as of January 1, 2018, broadens the tax base, creates a new limitation on the deductibility of interest expense, limits the deductibility of certain executive compensation, and allows for immediate capital expensing of certain qualified property.
As a fiscal year taxpayer, the Company will not be subject to many of the tax law provisions until fiscal year 2019; however, GAAP principles require companies to revalue their deferred tax assets and liabilities with resulting tax effects accounted for in the reporting period of enactment including retroactive effects. Section 15 of the Code stipulates that USPS’s fiscal year ending March 31, 2018, will have an estimated blended corporate U.S. federal income tax rate of 31.5%, which is based on the applicable tax rates before and after the effective date of the Tax Act and the number of days in the Company’s federal tax year ending on October 31, 2017.

Also, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We have quantified the impact of the Tax Act on the Combined Financial Statements.

Our operations have historically been included in the tax returns filed by the respective Parent entities of which our businesses have been a part. Income tax expense and other income tax related information contained in the Combined Financial Statements included elsewhere in this Annual Report on Form 10-K are presented on a separate return basis as if USPS filed its own tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented. Current income tax liabilities are assumed to be settled with Parent on the last day of the reporting period and are relieved through the Parent investment account and the net transfers from Parent in the Combined Statements of Cash Flows.

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

We record accruals for uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We make adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of adjustments for uncertain tax positions, as well as any related interest and penalties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We actively monitor our exposures to potential loss arising from adverse changes in market rates and prices and manage such risks through our regular operating and financing activities or the use of derivative financial instruments.

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. The interest expense associated with our Term Loan A Facilities, Term Loan B Facility, and any loans under our Revolving Credit Facility will vary with market rates.

Our exposure to financial risk from changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest expense and to manage our exposure related to interest rate movements. Net of the benefit from our interest-rate derivatives, a hypothetical 1% increase in interest rates would have increased the interest expense incurred under our senior secured loan facilities by approximately $12 million for the next twelve months following June 29, 2018, and likewise decreased our net income and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES PUBLIC SECTOR BUSINESS

Index to Combined Financial Statements	Page

Report of Independent Registered Public Accounting Firm	60
Combined Statements of Operations for the Fiscal Year Ended March 31, 2018, Five Months Ended March 31, 2017 and the Fiscal Years Ended October 31, 2016 and October 31, 2015	61
Combined Balance Sheets as of March 31, 2018 and March 31, 2017	62
Combined Statements of Cash Flows for the Fiscal Year Ended March 31, 2018, Five Months Ended March 31, 2017 and the Fiscal Years Ended October 31, 2016 and October 31, 2015	63
Combined Statements of Changes in Equity for the Fiscal Year Ended March 31, 2018, Five Months Ended March 31, 2017 and the Fiscal Years Ended October 31, 2016 and October 31, 2015	64

Notes to Combined Financial Statements
Note 1 - Overview and Summary of Significant Accounting Policies	65
Note 2 - Acquisition	73
Note 3 - Sales of Receivables	75
Note 4 - Restructuring	75
Note 5 - Retirement and Post-Retirement Benefit Plans	78
Note 6 - Stock Based Compensation	78
Note 7 - Income Taxes	81
Note 8 - Balance Sheet Details	85
Note 9 - Intangible Assets	86
Note 10 - Goodwill	87
Note 11 - Capital Lease Obligations	87
Note 12 - Related Party Transactions and Parent Company Investment	88
Note 13 - Litigation and Contingencies	88
Note 14 - Guarantees and Indemnifications	90
Note 15 - Commitments	90
Note 16 - Subsequent Events	91

All financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Perspecta Inc.

Opinion on the Financial Statements

We have audited the accompanying combined balance sheets of the United States Public Sector Business (the "Company") (formerly the U.S. Public Sector Business of DXC Technology Company) as of March 31, 2018 and March 31, 2017, the related combined statements of operations, cash flows, and changes in equity for the fiscal year ended March 31, 2018, the five-month period from November 1, 2016 to March 31, 2017 and for each of the two fiscal years ended October 31, 2016 and 2015, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the fiscal year ended March 31, 2018, five-month period from November 1, 2016 to March 31, 2017 and for each of the two fiscal years in the period ended October 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 1 to the financial statements, DXC Technology Company (“DXC”) acquired the Company through the merger of Computer Sciences Corporation and the Enterprise Services Business of Hewlett-Packard Enterprise Company (“HPE”) on April 1, 2017. These combined financial statements of the Company were derived from the consolidated and combined financial statements and accounting records of DXC for the fiscal year ended March 31, 2018 and HPE for the five-month period from November 1, 2016 to March 31, 2017 and for each of the two fiscal years ended October 31, 2016 and 2015 as if the Company were operated on a standalone basis during the periods presented. The combined statements of operations of the Company reflect allocations of general corporate expenses of DXC and HPE. These allocations may not reflect the expense the Company would have incurred as a standalone company for the periods presented.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
June 29, 2018

We have served as the Company’s auditor since 2017.

UNITED STATES PUBLIC SECTOR BUSINESS
COMBINED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Fiscal Year Ended	Five Months Ended	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	October 31, 2016	October 31, 2015

Revenues	$2,819	$1,073	$2,732	$2,585
Costs of services (excludes depreciation and amortization and restructuring costs)	2,155	820	2,086	2,101
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	182	77	207	242
Depreciation and amortization	167	73	225	214
Restructuring costs	14	—	20	22
Separation costs	90	34	34	28
Interest expense	12	10	36	33
Interest income	—	—	(5)	(4)
Total costs and expenses	2,620	1,014	2,603	2,636

Income (loss) before taxes	199	59	129	(51)
Income tax (benefit) expense	(9)	23	49	(22)
Net income (loss)	$208	$36	$80	$(29)

The accompanying notes are an integral part of these combined financial statements.

UNITED STATES PUBLIC SECTOR BUSINESS
COMBINED BALANCE SHEETS

	Successor	Predecessor
	As of	As of
(in millions)	March 31, 2018	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Receivables, net of allowance for doubtful accounts of $0 and $0	354	391
Prepaid expenses	74	98
Deferred contract costs	21	22
Total current assets	449	511

Intangible assets, net of accumulated amortization of $98 and $60	897	27
Goodwill	2,022	—
Deferred income taxes, net	—	40
Property and equipment, net of accumulated depreciation of $66 and $373	290	469
Other assets	21	26
Total assets	$3,679	$1,073

LIABILITIES and EQUITY
Current liabilities:
Current capital lease liability	$160	$139
Accounts payable	195	107
Accrued payroll and related costs	17	12
Accrued expenses and other current liabilities	180	132
Deferred revenue and advance contract payments	53	76
Total current liabilities	605	466

Non-current capital lease liability	144	155
Non-current deferred revenue	7	22
Non-current deferred tax liabilities	176	—
Other long-term liabilities	18	14
Total liabilities	950	657

Commitments and contingencies

Equity:
Parent company investment	2,729	416
Total equity	2,729	416
Total liabilities and equity	$3,679	$1,073

The accompanying notes are an integral part of these combined financial statements.

UNITED STATES PUBLIC SECTOR BUSINESS
COMBINED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Fiscal Year Ended	Five Months Ended	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	October 31, 2016	October 31, 2015
Cash flows from operating activities:
Net income (loss)	$208	$36	$80	$(29)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	167	73	225	214
Stock-based compensation	6	7	20	23
Restructuring charges	14	—	20	22
Deferred taxes	(28)	38	(14)	(36)
Other non-cash charges	—	(1)	(3)	6
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in receivables	49	32	179	(57)
Decrease (increase) in prepaid expenses and other current assets	20	40	79	(86)
Increase (decrease) in accounts payable and accruals	113	(125)	—	(41)
(Decrease) increase in deferred revenue and advanced contract payments	(11)	(43)	(70)	108
Decrease in accrued restructuring	(8)	(5)	(21)	(24)
Net cash provided by operating activities	530	52	495	100

Cash flows from investing activities:
Purchases of property, equipment and software	(18)	(2)	(14)	(8)
Payments for outsourcing contract costs	(16)	(8)	(7)	(10)
Net cash used in investing activities	(34)	(10)	(21)	(18)

Cash flows from financing activities:
Payments on lease liability	(157)	(65)	(160)	(147)
Transfers (to) from Parent, net	(339)	23	(314)	65
Net cash used in financing activities	(496)	(42)	(474)	(82)
Net increase (decrease) in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of year	—	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—	$—
Supplemental cash flow disclosures:
Income taxes paid (refunded), net	$19	$(15)	$63	$14
Interest paid in relation to capital lease obligations	$11	$10	$31	$29
Supplemental schedule of non cash investing and financing activities:
Property and equipment acquired through capital leases	$156	$10	$170	$162

The accompanying notes are an integral part of these combined financial statements.

UNITED STATES PUBLIC SECTOR BUSINESS
COMBINED STATEMENTS OF CHANGES IN EQUITY

(in millions)	Parent Company Investment	Total Equity
Predecessor:
Balance at October 31, 2014	$539	$539
Net loss	(29)	(29)
Transfers from Parent, net	45	45
Balance at October 31, 2015	555	555
Net income	80	80
Transfers to Parent, net	(297)	(297)
Balance at October 31, 2016	338	338
Net income	36	36
Transfers from Parent, net	42	42
Balance at March 31, 2017	$416	$416

(in millions)	Parent Company Investment	Total Equity
Successor:
Balance at March 31, 2017	$416	$416
Effects of purchase accounting	2,434	2,434
Net income	208	208
Transfers to Parent, net	(329)	(329)
Balance at March 31, 2018	$2,729	$2,729

The accompanying notes are an integral part of these combined financial statements.

UNITED STATES PUBLIC SECTOR BUSINESS
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1 - Overview and Summary of Significant Accounting Policies

Background

The accompanying combined financial statements and notes present the combined results of operations, financial position, and cash flows of the United States Public Sector business (“USPS”) of DXC Technology Company (“DXC”). As used in these notes, the “Company,” “we,” “us,” and “our” refer to USPS from April 1, 2017 through May 30, 2018 and Perspecta Inc. (“Perspecta”) as of May 31, 2018.

USPS delivers technology services and business solutions to all levels of government in the United States. USPS helps clients to address their key objectives of: (1) transforming and modernizing through innovation, (2) enhancing security and privacy, (3) improving efficiency and effectiveness, (4) reducing and optimizing costs, and (5) becoming more agile, flexible, and resilient. USPS aims to be a transformation partner that can maximize technology’s potential to create the solutions that matter most to its government clients. USPS supports various accounts at the U.S. federal, state, and local government levels.

On April 1, 2017, DXC was formed through the strategic combination of Computer Sciences Corporation (“CSC”) with the Enterprise Services business unit (“HPES”) of Hewlett Packard Enterprise Company (“HPE”), and USPS, which was a business unit of HPE, became a business unit of DXC. Previously, on November 1, 2015, HPE was spun-off from Hewlett-Packard Company, now called HP Inc. (“HPI”). Accordingly, the term “Parent” refers to HPI for periods prior to October 31, 2015, to HPE for between November 1, 2015 and March 31, 2017 and to DXC for periods from April 1, 2017 onward.

On October 11, 2017, DXC announced its proposed spin-off (the "Spin-Off") of USPS and combination of USPS with Vencore Holding Corp. ("Vencore HC") and KGS Holding Corp. ("KGS HC") pursuant to an agreement and plan of merger dated October 11, 2017 (the “Merger Agreement”). On March 8, 2018, it was announced that the new entity would be called Perspecta.

On May 31, 2018, DXC completed the Spin-Off of USPS. To effect the Spin-Off, DXC distributed all of the shares of Perspecta common stock on a pro rata basis to the record holders of DXC common stock (the “Distribution”). Following the Spin-Off, on May 31, 2018, and pursuant to the Merger Agreement, Perspecta completed the following transactions:

•	Ultra KMS Inc., a wholly-owned subsidiary of Perspecta, merged with and into KGS HC (the “KeyPoint Merger”), with KGS HC surviving the KeyPoint Merger;

•
concurrently with the KeyPoint Merger, Ultra First VMS Inc., another wholly-owned subsidiary of Perspecta, merged with and into Vencore HC (the “First Vencore Merger”), with Vencore HC surviving the First Vencore Merger; and

•
immediately after the KeyPoint Merger and First Vencore Merger, Vencore HC merged with and into Ultra Second VMS LLC (the “Second Vencore Merger” and, together with the KeyPoint Merger and the First Vencore Merger, the “Mergers”), with Ultra Second VMS LLC surviving the Second Vencore Merger.

As a result of these transactions, Vencore HC and KGS HC became wholly-owned subsidiaries of Perspecta.

As consideration for the Mergers, Perspecta paid affiliates of Veritas Capital Fund Management L.L.C. ("Veritas Capital") $400 million in cash and approximately 14% of the total number of shares of Perspecta common stock outstanding immediately after the Mergers (on a fully diluted basis, excluding certain unvested equity incentive awards).

Perspecta’s Amendment No. 3 to the Registration Statement on Form 10 (the "Registration Statement"), filed with the Securities and Exchange Commission (“SEC”) on April 30, 2018, was declared effective on May 2, 2018. Perspecta’s common stock began regular-way trading on the New York Stock Exchange on June 1, 2018 under the ticker symbol “PRSP”.

Basis of Presentation

These combined financial statements of USPS were derived from the consolidated combined financial statements and accounting records of Parent as if USPS were operated on a standalone basis during the periods presented and were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). USPS historically reported its results based on a fiscal year ending on October 31 and upon the formation of DXC, the Company began reporting its results based on a fiscal year ended March 31. The combined financial statements of USPS for the annual periods ending October 31, 2015 and 2016, for the five-month period ended March 31, 2017 do not give effect to purchase price allocation adjustments associated with the HPES Merger (as defined in Note 2 - "Acquisition"). These adjustments are reflected in the successor period results for USPS for the annual period ending March 31, 2018, therefore, the successor period results for USPS are not comparable to the predecessor period results.

The combined statements of operations of USPS reflect allocations of general corporate expenses from its Parent including, but not limited to, executive management, finance, legal, information technology ("IT"), employee benefits administration, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. Management of USPS and Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, USPS. The allocations may not, however, reflect the expense USPS would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if USPS had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as IT and infrastructure.

The combined balance sheets of USPS include Parent assets and liabilities that are specifically identifiable or otherwise attributable to USPS, including subsidiaries and affiliates in which Parent has a controlling financial interest or is the primary beneficiary. Parent’s cash has not been assigned to USPS for any of the periods presented because those cash balances are not directly attributable to USPS. USPS reflects transfers of cash to and from Parent’s cash management system as a component of Parent company investment on the combined balance sheets. Parent’s receivables sales facility and long-term debt, other than capital lease obligations, have not been attributed to USPS for any of the periods presented because Parent’s borrowings are not the legal obligation of USPS.

Parent maintains various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. USPS’s employees participate in those programs and a portion of the cost of those plans are allocated and included in the combined statement of operations. However, the combined balance sheets do not include any net benefit plan obligations as the pension plans were accounted as multiemployer benefit plans.

In the opinion of management of the Company, the accompanying combined financial statements of USPS contain all adjustments, including normal recurring adjustments, necessary to present fairly USPS’s financial position as of March 31, 2018 and 2017 and its results of operations and cash flows for the fiscal year ending March 31, 2018, the five months ended March 31, 2017, and the fiscal years ending October 31, 2016 and 2015.

Principles of Combination

The combined financial statements include USPS’s net assets and results of operations as described above. All intercompany transactions and accounts within the combined businesses of USPS have been eliminated.

Intercompany transactions between USPS and Parent other than leases with HPE’s wholly-owned leasing subsidiary (“HPE Financial Services”) are considered to be effectively settled in the combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flows within financing activities and in the combined balance sheets within Parent company investment.

The combined financial statements include the operations of USPS except for certain USPS consulting activities that were historically conducted pursuant to contracts with HPE rather than the Company or one of its subsidiaries. Because those contracts were not novated to USPS until after October 31, 2016, no information regarding USPS’s consulting activities performed pursuant to those contracts has been presented in our results of operations for the fiscal years ending October 31, 2016 and 2015 and only a portion of the revenues associated with USPS’s consulting activities is presented in USPS’s results of operations above for the five-month period ended March 31, 2017. Periods subsequent to March 31, 2017 reflect all these consulting activities in our results of operations.

Business Segment Information

The Company’s chief operating decision maker, who during the periods presented in these financial statements was the Chief Operating Officer, obtains, reviews, and manages the Company’s financial performance as a single operating segment.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes.

Amounts subject to significant judgment and/or estimates include, but are not limited to, intangible assets, goodwill, fair value, certain deferred costs, valuation allowances on deferred tax assets, loss accruals for litigation, and inputs used for computing stock-based compensation. These estimates are based on management’s best knowledge of historical experience, current events, and various other assumptions that management considers reasonable under the circumstances.

Leases with HPE’s Wholly-Owned Leasing Subsidiary

USPS enters into leasing arrangements with HPE Financial Services, which are cash settled on a recurring basis in accordance with the contractual terms of the leasing arrangements. These leasing arrangements are accounted for as capital leases or operating leases based on the contractual terms of the individual leasing arrangements. Capital lease obligations are presented on the face of the combined balance sheets in current and non-current capital lease liability and principal payments on these obligations are reflected in payments on lease liability within financing activities in the combined statements of cash flows.

Parent Company Investment

Parent company investment in the combined balance sheets and combined statements of equity represents Parent’s historical investment in USPS, the net effect of transactions with and allocations from Parent and USPS’s accumulated earnings.

Revenue Recognition

General

USPS recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable, and collectability is reasonably assured. USPS limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified refund or return rights.

In instances when revenue is derived from sales of third-party vendor products or services, USPS records revenue on a gross basis when USPS is a principal to the transaction and on a net basis when USPS is acting as an agent between the customer and the vendor. USPS considers several factors to determine whether it is acting as a principal or an agent, most notably whether USPS is the primary obligor to the customer, has established its own pricing and has inventory and credit risks.

USPS reports revenue net of any taxes collected from customers and to be remitted to government authorities. The collected taxes are recorded as current liabilities until they are remitted to the relevant government authority.

Total revenues by customer type were as follows:

	Successor	Predecessor
	Fiscal Year Ended	Five Months Ended	Fiscal Year Ended
(in millions)	March 31, 2018	March 31, 2017	October 31, 2016	October 31, 2015
U.S. federal government	$2,584	$980	$2,485	$2,332
State and local government	235	93	247	253
	$2,819	$1,073	$2,732	$2,585

Multiple element arrangements

When a sales arrangement contains multiple elements or deliverables, such as hardware and software products, and/or services, USPS allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE of selling price nor TPE is available. USPS establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. USPS establishes TPE of selling price by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. USPS establishes ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life cycles. In most arrangements with multiple elements, USPS allocates the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price.

USPS evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer.

For elements with no standalone value, USPS recognizes revenue consistent with the pattern of the undelivered elements. If the arrangement includes a customer-negotiated refund or return right or other contingency relative to the delivered items, and the delivery and performance of the undelivered items is considered probable and substantially within USPS’s control, the delivered element constitutes a separate unit of accounting. In arrangements with combined units of accounting, changes in the allocation of the transaction price among elements may impact the timing of revenue recognition for the contract but will not change the total revenue recognized for the contract.

Services Revenue

USPS recognizes revenue from time and materials contracts, cost-plus-fee contracts and fixed-price contracts, such as consulting arrangements, as work progresses over the contract period on a proportional performance basis, as determined by the percentage of labor costs incurred to date compared to the total estimated labor costs of a contract. USPS recognizes revenue on fixed-price contracts for design and build projects (to design, develop and construct software infrastructure and systems) using the percentage-of-completion method. USPS uses the cost-to-cost method to measure progress toward completion as determined by the percentage of cost incurred to date compared to the total estimated costs of the project. Estimates of total project costs for fixed-price contracts are regularly revised during the life of a contract. Provisions for estimated losses on fixed-priced contracts are recognized in the period when such losses become known. If reasonable and reliable cost estimates for a project cannot be made, USPS uses the completed contract method and recognizes revenue and costs upon service completion. Adjustments due to changes in estimates on fixed-price contracts were not material to USPS’s combined financial statements for the periods presented. For time and material contracts, USPS recognizes revenue as services are rendered and recognizes costs as they are incurred.

USPS generally recognizes outsourcing services revenue in the period when the service is provided and the amount earned is not contingent on the occurrence of any future event. USPS recognizes revenue using an objective measure of output for unit-priced contracts. Revenue for fixed-price outsourcing contracts with periodic billings is recognized on a straight-line basis if the service is provided evenly during the contract term. Provisions for estimated losses on outsourcing arrangements are recognized in the period when such losses become probable and estimable.

Product Revenue

For hardware and software products, USPS recognizes revenue generated from direct sales to end customers when the relevant revenue recognition criteria are satisfied. Product revenue was not material in any of the periods presented, except for fiscal year ending October 31, 2016 when product revenue was approximately 13% of revenue, with a related margin of approximately 16%, primarily as a result of a large product sale on a contract that did not occur in any other period.

Deferred Revenue

USPS records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are satisfied. Deferred revenue represents cash amounts received in advance for outsourcing startup services work, consulting and integration projects, or product sales.

Stock-Based Compensation

USPS’s employees have historically participated in Parent’s stock-based compensation plans. Stock-based compensation expense is based on the measurement date fair value of the award and is recognized only for those awards expected to meet the service and performance vesting conditions on a straight-line basis over the requisite service period of the award. Stock-based compensation expense is determined at the aggregate grant level for service-based awards and at the individual vesting tranche level for awards with performance and/or market conditions. The forfeiture rate is based on Parent’s historical experience.

Acquisition Accounting and Goodwill

When USPS acquires a controlling financial interest through a business combination, USPS uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the fair value of the assets acquired and liabilities assumed is recognized as goodwill.

Acquisition-related costs are recognized separately from the business combination and are expensed as incurred. The results of operations of acquired businesses are included in the combined financial statements from the acquisition date.

The goodwill impairment test initially involves the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. USPS tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include the loss of significant business, significant reductions in U.S. government appropriations or other significant adverse changes in industry or market conditions.

Income Taxes

The Company's operations have historically been included in the tax returns filed by the respective Parent entities of which USPS’s businesses were a part. Income tax expense and other income tax related information contained in these combined financial statements are presented on a separate return basis as if USPS filed its own tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if USPS were a separate taxpayer and a standalone enterprise for the periods presented. Current income tax liabilities are assumed to be settled with Parent on the last day of the reporting period and are relieved through the Parent company investment account and the transfers from (to) Parent, net in the combined statements of cash flows.

USPS recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. USPS records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

USPS records accruals for uncertain tax positions in accordance with Accounting Standards Codification 740 ("ASC 740") on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. USPS makes adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of adjustments for uncertain tax positions, as well as any related interest and penalties.

Accounts Receivable

Receivables consist of amounts billed and currently due from customers, as well as amounts currently due but unbilled. Unbilled receivables include: (1) amounts to be billed in following month in the ordinary course of business; (2) contracts measured under the percentage-of-completion method of accounting; and (3) amounts retained by the customer until the completion of a specified contract, completion of government audit activities or until negotiation of contract modification or claims.

Allowances for uncollectible billed and unbilled receivables are estimated based on a combination of write-off history, aging analysis and any specific and known collectability issues.

Concentrations of Risk

Financial instruments that potentially subject USPS to significant concentrations of credit risk consist principally of receivables from trade customers and financing receivables.

USPS participates in cash management, funding arrangements and risk management programs managed by Parent. USPS performs ongoing credit evaluations of the financial condition of its customers. USPS receivables are primarily with the U.S. government, and thus USPS does not have material credit risk exposure for amounts billed.

Deferred Contract Costs

Included in the combined balance sheets are certain costs related to the performance of the Company’s U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. These costs are allocated to contracts when they are paid or otherwise agreed. The Company regularly assesses the probability of recovery of these costs. This assessment requires the Company to make assumptions about the extent of cost recovery under its contracts and the amount of future contract activity.

Property and Equipment

Property and equipment, which includes capital lease assets, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset or the remaining lease term, whichever is shorter. The estimated useful lives of the Company's property and equipment are as follows:

Buildings	Up to 40 years
Computers and related equipment	4 to 5 years
Furniture and other equipment	2 to 15 years
Leasehold improvements	Shorter of lease term or useful life

Intangible Assets

The estimated useful lives for finite-lived intangible assets are shown in the table below:

Software	2 to 10 years
Program assets	Expected program asset life
Outsourcing contract costs	Contract life, excluding option years

Software is amortized predominately using the straight-line method. Costs of outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed on a straight-line basis over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract premiums and transition/set-up costs. Contract premiums are amounts paid to customers in excess of the fair value of assets acquired and are amortized as a reduction to revenues. Transition/set-up costs are primarily associated with assuming control over customer IT operations and transforming them consistent with contract specifications. Program intangible assets are amortized in proportion to the estimated undiscounted cash flows projected over the estimated life of the asset or on a straight-line basis if such cash flows cannot be reliably estimated.

Long-Lived Asset Impairment

The Company reviews intangible assets with finite lives and long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of assets based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the asset is impaired. The Company measures the amount of impairment loss, if any, as the difference between the carrying amount of the asset and its fair value using an income approach or, when available and appropriate, using a market approach.

Loss Contingencies

The Company is involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. USPS records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Recently Adopted Accounting Pronouncements

For the fiscal year ending March 31, 2018, no recently adopted accounting pronouncements had a material impact on the Company's combined financial statements.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU No. 2017-04 require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2017-14 on its combined financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017 (year ended March 31, 2019 for the Company), including interim periods within those periods. The Company is currently evaluating the impact of adopting ASU 2017-01 on its combined financial statements and related disclosures.

In October 2016, the FASB amended the existing accounting standards for income taxes. The amendments require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Under current GAAP, current and deferred income taxes for intra-entity asset transfers are not recognized until the asset has been sold to an outside party. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is required to adopt the guidance in the first quarter of the fiscal year ending March 31, 2019. Early adoption is permitted. The adoption of the amendments is not expected to have a material impact on the combined financial statements.

In August 2016, the FASB amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. USPS is required to adopt the guidance in the first quarter of fiscal 2019. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The adoption of the amendments is not expected to have a material impact on the combined financial statements.

In February 2016, the FASB amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. For finance leases, expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of the fiscal year ending March 31, 2020 using a modified retrospective approach. Early adoption is permitted. USPS is currently evaluating the timing and the impact of these amendments on its combined financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments, along with amendments issued in 2015 and 2016, will replace most existing revenue recognition guidance under GAAP and eliminate industry specific guidance. The core principle of the amendments is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance also addresses the timing of recognition of certain costs incurred to obtain or fulfill a customer contract. Further, it requires the disclosure of sufficient information to enable readers of USPS’s financial statements to understand the nature, amount, timing and uncertainty of revenues, and cash flows arising from customer contracts, and information regarding significant judgments and changes in judgments made.

The amendments provide two methods of adoption: full retrospective and modified retrospective. Under the full retrospective method, the standard would be applied to all periods presented with previously disclosed periods restated under the new guidance. Under the modified retrospective method, prior periods would not be restated but rather a cumulative catch-up adjustment would be recorded on the adoption date. USPS will adopt this standard in the first quarter of the fiscal year ended March 31, 2019 and expects to adopt using the modified retrospective method.

The Company has performed an initial assessment of the impact of the standard and continues to assess the impact that the guidance will have on accounting policies, processes, systems and internal controls. The Company is currently in the process of implementing the new standard. Based on the implementation efforts to-date, the Company expects the primary accounting impacts to include the following:

•
The Company’s IT and business process outsourcing arrangements comprise a series of distinct services, for which revenue is expected to be recognized as the services are provided in a manner that is generally consistent with current practices.

•
The Company has certain arrangements involving the sale of proprietary software and related services for which vendor-specific objective evidence of fair value may not exist, which resulted in the deferral of revenues. Under the new standard, estimates of standalone selling price will be necessary for all software performance obligations, which may result in the acceleration of revenues.

•
The Company currently does not capitalize commission costs, which will be required in certain cases under the new standard and amortized over the period that services or goods are transferred to the customer. However, USPS is currently assessing the impact of the standard on commission plans of the Company.

The adoption of this standard is not expected to have a material impact on our fiscal year 2019 revenue. The disclosures in our notes to consolidated financial statements related to revenue recognition will be significantly expanded under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities, and disaggregation of revenue.

Note 2 - Acquisition

On April 1, 2017, CSC, HPE, Everett SpinCo, Inc. (“Everett”), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett (“Merger Sub”), completed the strategic combination of CSC with HPES to form DXC (the "HPES Merger”). At the time of the HPES Merger, Everett was renamed DXC, and as a result of the HPES Merger, CSC became a direct wholly owned subsidiary of DXC. The transaction was determined to be a reverse merger and CSC was determined to be the accounting acquirer of DXC. Therefore, for accounting purposes DXC, and in turn USPS, was subject to purchase price allocation adjustments as of April 1, 2017.

The information presented in this note represents allocation of USPS’s purchase price to the assets acquired and liabilities assumed as of the acquisition date, April 1, 2017. The total fair value of consideration transferred for USPS was approximately $2.85 billion. The purchase price was determined based on the enterprise value of USPS estimated as part of the purchase price allocation related to the HPES Merger compared to the total value of all shares issued by DXC.

The allocation of purchase price was completed as of March 31, 2018. The major classes of assets and liabilities to which the purchase price allocated were as follows:

(in millions)	Fair Value
Cash and cash equivalents	$—
Accounts receivable	403
Prepaid expenses	86
Other current assets	22
Total current assets	511
Property and equipment	183
Intangible assets	976
Other assets	28
Total assets acquired	1,698
Current capital lease liability, accounts payable, accrued payroll, accrued expenses, and other current liabilities	418
Deferred revenue	71
Non-current capital lease liability	162
Non-current deferred tax liabilities	204
Other liabilities	15
Total liabilities assumed	870
Net identifiable assets acquired	828
Goodwill	2,022
Total estimated consideration transferred	$2,850

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. The goodwill is not deductible for tax purposes.

As of the period ended March 31, 2018, the Company made a number of refinements to the April 1, 2017 preliminary purchase price allocation as reported September 30, 2017. These refinements were primarily driven by the Company recording valuation adjustments to certain preliminary estimates of fair values which resulted in an increase in net assets of $5 million. Total assets increased by $10 million, primarily driven by a $70 million increase in intangible assets, and a $9 million increase in current assets, which was partially offset by a $68 million decrease in property and equipment. Liabilities increased by $5 million primarily driven by increases in current capital lease liability, accrued payroll, accrued expenses, and other current liabilities, as well as non-current capital lease liabilities.

Current Assets and Liabilities

The Company valued current assets and liabilities using existing carrying values as an estimate for the fair value of those items at the HPES Merger date due to short term nature of the underlying assets and liabilities.

Property and Equipment

The acquired property and equipment are summarized in the following table:

(in millions)	Amount
Land, buildings, and leasehold improvements	$66
Computers and related equipment	117
Total	$183

The Company estimated the value of acquired property and equipment using predominantly the market method and, in certain cases, the cost method.

Identified Intangible Assets

The acquired identifiable intangible assets are summarized in the following table:

(in millions)	Amount	Estimated Useful Lives (Years)
Software	$72	2-10
Program assets	900	13
Outsourcing contract costs	4	5
Total	$976

The Company estimated the value of program intangible assets using the multi-period excess earnings method. Outsourcing contract costs were fair valued taking into account continuing performance obligation.

Capital Lease Liability

Assumed indebtedness is comprised of capitalized lease liabilities.

Deferred Tax Liabilities

The Company preliminarily recorded deferred tax assets and liabilities based on statutory tax rates in the U.S. jurisdictions of the legal entities where the acquired assets and liabilities are taxed.

Unaudited Pro Forma Results of Operations

The following table provides unaudited supplemental pro-forma results of operations for fiscal 2016.

Predecessor
(in millions)	Fiscal Year Ended October 31, 2016
Revenues	$2,732
Net income	$103

These results have been derived from our historical financial statements and have been prepared to give effect to the HPES Merger, assuming that the HPES Merger occurred on November 1, 2015. The unaudited pro forma information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Merger been consummated at November 1, 2015, nor is it necessarily indicative of future operating results.

Note 3 - Sales of Receivables

Receivables Sales Facility

On July 14, 2017, Enterprise Services LLC, a wholly-owned subsidiary of the Company ("ES LLC"), entered into a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with certain financial institutions (the "Financial Institutions"). The Purchase Agreement established a federal government obligor receivables purchase facility (the “MARPA Facility”). Concurrently, Parent entered into a guaranty made in favor of the Financial Institutions, that guarantees the obligations of the sellers and servicers of receivables under the Purchase Agreement. The guaranty does not cover any credit losses under the receivables. In connection with the previously announced Spin-Off of USPS, Parent entered into certain amendments to the guaranty whereby Parent can request to terminate its guaranty at the time of the separation of USPS from DXC. In accordance with the terms of the Purchase Agreement, on January 23, 2018, the Purchase Agreement was amended to increase the facility limit from $200 million to $300 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions. On May 31, 2018, the Purchase Agreement was amended to increase the facility limit from $300 million to $450 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions.

Under the MARPA Facility, Parent sells USPS's eligible federal government obligor receivables, including both billed and certain unbilled receivables. Parent has no retained interests in the transferred receivables other than collection and administrative functions for the Financial Institutions for a servicing fee. The MARPA Facility has a one-year term, but the Purchase Agreement provides for optional extensions, if agreed to by the Financial Institutions, in each case for an additional six month duration. As part of the amendment on May 31, 2018, the term of the Purchase Agreement was extended through May 31, 2019.

The Company accounts for these receivable transfers as sales and derecognizes the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. The Company estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized as of March 31, 2018. Sold receivables are presented as a change in receivables within operating activities in the Statements of Cash Flows.

During the fiscal year ended March 31, 2018, the Company sold $2 billion of billed and unbilled receivables. Collections corresponding to these receivables sales were $2 billion during fiscal 2018. As of March 31, 2018, there was $68 million of cash collected by the Company, but not remitted to the Financial Institutions, which represents restricted cash recorded at the Parent level.

The net effect of these transactions with the parent is reflected in Parent company investment.

Note 4 - Restructuring

USPS records charges associated with Parent-approved restructuring plans to simplify business processes and accelerate innovation. Restructuring charges can include infrastructure charges to vacate facilities and consolidate operations and contract cancellation costs. USPS records restructuring charges based on estimated employee terminations and site closure and consolidation plans. USPS accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements.

Summary of Restructuring Plans

Restructuring charges of $14 million, $0 million, $20 million, and $22 million have been recorded by USPS during fiscal 2018, the five months ended March 31, 2017, fiscal 2016 and fiscal 2015, respectively, based on restructuring activities impacting USPS’s employees and infrastructure. Restructuring activities related to USPS’s employees and infrastructure, summarized by plan year, were as follows:

Successor:

	Accrued Restructuring as of March 31, 2017	Costs Expensed, Net of Reversals	Cash Paid	Accrued Restructuring as of March 31, 2018
2018 Plan
Workforce Reductions	$—	$6	$(5)	$1
Facilities Costs	—	8	(2)	6
Total	$—	$14	$(7)	$7

2015 Plan
Workforce Reductions	$1	$—	$(1)	$—
Facilities Costs	—	—	—	—
Total	$1	$—	$(1)	$—

Predecessor:

	Accrued Restructuring as of October 31, 2016	Costs Expensed, Net of Reversals	Cash Paid	Accrued Restructuring as of March 31, 2017
2015 Plan
Workforce Reductions	$5	$—	$(4)	$1
Facilities Costs	—	—	—	—
Total	$5	$—	$(4)	$1

2012 Plan
Workforce Reductions	$1	$—	$(1)	$—
Facilities Costs	—	—	—	—
Total	$1	$—	$(1)	$—

	Accrued Restructuring as of October 31, 2015	Costs Expensed, Net of Reversals	Cash Paid	Accrued Restructuring as of October 31, 2016
2015 Plan
Workforce Reductions	$—	$15	$(10)	$5
Facilities Costs	—	5	(5)	—
Total	$—	$20	$(15)	$5

2012 Plan
Workforce Reductions	$7	$—	$(6)	$1
Facilities Costs	—	—	—	—
Total	$7	$—	$(6)	$1

	Accrued Restructuring as of October 31, 2014	Costs Expensed, Net of Reversals	Cash Paid	Accrued Restructuring as of October 31, 2015
2012 Plan
Workforce Reductions	$5	$22	$(20)	$7
Facilities Costs	—	—	—	—
Total	$5	$22	$(20)	$7

Other Plans
Workforce Reductions	$—	$—	$—	$—
Facilities Costs	4	—	(4)	—
Total	$4	$—	$(4)	$—

Restructuring liability is included in accrued expenses and other current liabilities as well as other long-term liabilities in the combined balance sheet at March 31, 2018 and in accrued expenses and other current liabilities at March 31, 2017.

Fiscal 2018 Restructuring Plan

On June 30, 2017, Parent approved a post-HPES Merger restructuring plan (the "2018 Plan"). The restructuring initiatives are intended to reduce Parent's cost structure and related operating costs, improve its competitiveness, and facilitate the achievement of acceptable and sustainable profitability. The 2018 Plan focuses mainly on optimizing specific aspects of workforce and re-balancing the pyramid structure. Additionally, this plan includes facility restructuring. USPS recognized $14 million in total aggregate charges in connection with the 2018 Plan.

Fiscal 2015 Restructuring Plan

On September 14, 2015, Parent's board of directors approved a restructuring plan (the "2015 Plan") in connection with the spin-off of HPE from HPI, which will be implemented through fiscal 2018. USPS recognized $20 million in total aggregate charges in connection with the 2015 Plan. Restructuring plans initiated by Parent in fiscal 2015 were completed as of December 31, 2017.

Fiscal 2012 Restructuring Plan

On May 23, 2012, Parent adopted a multi-year restructuring plan (the “2012 Plan”) designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. USPS recognized $34 million in total aggregate charges in connection with the 2012 Plan. Activities under the 2012 Plan were complete as of March 31, 2017.

Note 5 - Retirement and Post-Retirement Benefit Plans

Defined Benefit Plans

Certain eligible employees, retirees and other former employees of USPS participate in certain U.S. defined benefit pension plans offered by Parent. These plans whose participants included both USPS employees and other employees of Parent are accounted for as multiemployer benefit plans and the related net benefit plan obligations are not included in the combined balance sheets. The related benefit plan expense has been allocated to USPS based on USPS’s labor costs and allocations of corporate and other shared functional personnel. USPS total net pension benefit cost was $27 million in fiscal 2015, and was included in costs of services and selling, general and administrative expenses in the combined statements of operations. USPS employees did not participate in the defined benefit plans during fiscal 2018, the five months ended March 31, 2017 and fiscal 2016 and therefore no benefit plan expense was recognized during these periods.

In January 2015, Parent offered certain terminated vested participants of the U.S. HP Pension Plan, a Shared plan, a one-time voluntary window during which they could elect to receive their pension benefit as a lump sum payment. As a result, the Parent pension plan trust made lump sum payments to eligible participants who elected to receive their pension benefit under this lump sum program. The defined benefit plan settlement charges of $27 million was included in selling, general and administrative expenses in the combined statement of operations for the year ended October 31, 2015, primarily include settlement expenses and additional net periodic benefit cost resulting from this lump sum program.

Defined Contribution Plans

Parent offers various defined contribution plans for U.S. employees. USPS defined contribution expense was $15 million, $1 million, $3 million and $3 million in fiscal 2018, five months ended March 31, 2017, fiscal 2016 and fiscal 2015, respectively.

Note 6 - Stock Based Compensation

Certain of USPS’s employees participated in stock-based compensation plans sponsored by Parent. Parent’s stock-based compensation plans included incentive compensation plans and an employee stock purchase plan (“ESPP”). All awards granted under the plans are based on Parent’s common shares and, as such, are not reflected in the combined statements of equity. Stock-based compensation expense includes expense attributable to USPS based on the awards and terms previously granted under the incentive compensation plan to USPS’s employees and an allocation of Parent’s corporate and shared functional employee expenses. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that USPS would have experienced as an independent company for the periods presented.

Parent’s Stock-Based Incentive Compensation Plans

Parent’s stock-based incentive compensation plans include equity plans adopted in 2017, 2015, 2004 and 2000, as amended (“Principal Equity Plans”). Stock-based awards granted from the Principal Equity Plans include restricted stock awards, stock options, and performance-based awards. Employees who meet certain employment qualifications are eligible to receive stock-based awards. For equity incentive awards granted by HPE under HPE equity incentive plans to HPES prior to the acquisition, outstanding options (vested and unvested) and unvested restricted stock unit ("RSU") awards were converted upon the acquisition into economically equivalent DXC option and RSU awards, with terms and conditions substantially the same as the terms of such awards prior to the HPES Merger.

Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. Restricted stock awards and cash-settled awards are generally subject to forfeiture if employment terminates prior to the lapse of the restrictions. Such awards generally vest one to three years from the date of grant. During the vesting period, ownership of the restricted stock cannot be transferred. Restricted stock has the same dividend and voting rights as common stock and is considered to be issued and outstanding upon grant. The dividends paid on restricted stock are non-forfeitable. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. The fair value of the restricted stock awards is the closing price of Parent’s common stock on the grant date of the award. USPS expenses the fair value of restricted stock awards ratably over the period during which the restrictions lapse.

Stock options granted under the Principal Equity Plans were generally non-qualified stock options, but the Principal Equity Plans permitted certain options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over three to four years from the date of grant. The exercise price of a stock option was equal to the closing price of Parent’s stock on the option grant date. The majority of stock options issued by Parent contained only service vesting conditions. However, starting in fiscal 2011, Parent began granting performance-contingent stock options that vest only on the satisfaction of both service and market conditions prior to the expiration of those awards.

Stock-Based Compensation Expense

Stock based compensation expense and the resulting tax benefits recognized by USPS were as follows:

	Successor	Predecessor
	Fiscal Year Ended	Five Months Ended	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	October 31, 2016	October 31, 2015
Share-based compensation expense	$6	$7	$20	$23
Income tax benefit	2	3	8	9
Stock-based compensation expense, net of tax	$4	$4	$12	$14

In May 2016, in connection with the announcement of the spin-off of HPES, Parent modified its stock-based compensation program such that unvested equity awards outstanding on May 24, 2016 vested upon the earlier of: (i) the termination of an employee’s employment with HPE as a direct result of an announced sale, divestiture or spin-off of a subsidiary, division or other business; (ii) the termination of an employee’s employment with HPE without cause; or (iii) June 1, 2018. This modification also included changes to the performance and market conditions of certain performance-based awards.

Cash received from option exercises and purchases under Parent’s ESPP by USPS employees was $3 million, $4 million and $4 million in fiscal 2018, fiscal 2016 and fiscal 2015, respectively. There was no cash received from option exercises and purchases under Parent’s ESPP by USPS employees for the five months ended March 31, 2017. The net effect of this transaction is reflected within Parent company investment in the combined statements of cash flows.

Restricted Stock Awards

A summary of restricted stock awards activity for restricted stock held by USPS employees under former Parent’s plans is as follows:

	Successor		Predecessor
	Fiscal Year Ended		Five Months Ended		Fiscal Years Ended
	March 31, 2018		March 31, 2017		October 31, 2016		October 31, 2015
(in thousands)	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at beginning of year (1)	—	$—	2,364	$15	1,145	$15	1,071	$22
Converted from former Parent's plan (1)	—	—	—	—	914	15	—	—
Employee transition (2)	42	35	—	—	—	—	—	—
HPE RSUs converted to DXC RSUs due to HPES Merger	1	69	—	—	—	—	—	—
Options converted to RSUs due to HPES Merger	6	30	—	—	—	—	—	—
Granted	52	84	766	18	555	15	529	37
Vested	(14)	39	(1,455)	17	(181)	15	(435)	39
Forfeited	(5)	34	(1,675)	15	(69)	15	(20)	32
Outstanding at end of Year	82		—		2,364	15	1,145	23

(1) In connection with HPE’s November 1, 2015 separation from HPI, USPS employees with outstanding former Parent restricted stock awards received HPE replacement restricted stock awards upon the separation.
(2) The Employee transition amounts consist of Option activity for employees transitioning between DXC and USPS.

The total grant date fair value of restricted stock awards vested for USPS employees for fiscal 2018, the five months ended March 31, 2017, fiscal 2016 and fiscal 2015 was $3 million, $15 million, $2 million and $12 million, respectively, net of taxes.

Stock-Options

Parent utilizes the Black-Scholes-Merton option pricing model to estimate the fair value of stock options subject to service-based vesting conditions. Parent estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model as these awards contain market conditions. The weighted-average fair value and the assumptions used to measure fair value were as follows:

	Successor	Predecessor
	Fiscal Year Ended	Five Months Ended	Fiscal Year Ended
	March 31, 2018	March 31, 2017	October 31, 2016	October 31, 2015
Weighted-average fair value (1)	$—	$4	$4	$8
Expected volatility (2)	—%	31.1%	31.1%	26.8%
Risk-free interest rate (3)	—%	1.7%	1.7%	1.7%
Expected dividend yield (4)	—%	1.5%	1.5%	1.8%
Expected term in years (5)	—	5.4	5.4	5.9

(1) The weighted-average fair value was based on stock options granted during the period. No options were granted in fiscal 2018.
(2) For options granted in the five months ended March 31, 2017 and fiscal 2016, expected volatility was estimated using average historical volatility of selected peer companies. For options granted in fiscal 2015, expected volatility was estimated using the implied volatility derived from options traded on Hewlett-Packard Company’s common stock.
(3) The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.
(4) The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the option.
(5) For options granted in the five months ended March 31, 2017 and fiscal 2016 subject to service-based vesting, the expected term was estimated using the simplified method detailed in SEC Staff Accounting Bulletin No. 110, since it was HPE’s first fiscal year as a separate stand-alone company. For options granted in fiscal 2015 subject to service-based vesting, the expected term was estimated using historical exercise and post-vesting termination patterns. For performance-contingent stock options, the expected term represents an output from the lattice model.

A summary of stock option activity for stock options held by USPS employees under Parent’s plans is as follows:

	Successor				Predecessor
	Fiscal Year Ended				Five Months Ended
	March 31, 2018				March 31, 2017
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
	(thousands)		(in years)	(in millions)	(thousands)		(in years)	(in millions)
Outstanding at beginning of year (1)	—	$—			791	$15
Converted from former Parent's plan (1)	—	—			—	—
Employee transition (2)	39	40			—	—
HPE options converted to DXC options due to HPES Merger	190	46			—	—
CSC Options converted to RSUs due to HPES Merger	(15)	46			—	—
Granted	—	—			—	—
Vested	(66)	45			(113)	15
Forfeited/cancelled employee transitions	—	—			(678)	16
Outstanding at end of year	148	45	3	$8	—	—		$—
Vested and expected to vest at end of year	148	45	3	$8	—	—		$—
Exercisable at end of year	148	45	3	$8	—	—		$—

	Predecessor
	Fiscal Year Ended				Fiscal Year Ended
	October 31, 2016				October 31, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
	(thousands)		(in years)	(in millions)	(thousands)		(in years)	(in millions)
Outstanding at beginning of year (1)	359	$15			497	$25
Converted from former Parent's plan (1)	287	15			—
Granted	328	17			67	37
Vested	(181)	16			(121)	35
Forfeited/canceled employee transitions	(2)	25			(84)	12
Outstanding at end of Year	791	16	5	$4	359	28	5	$1
Vested and Expected to vest at end of year	744	16	5	$4	351	27	5	$1
Exercisable at end of year	416	15	4	$2	285	26	4	$1

(1)
In connection with HPE’s November 1, 2015 separation from Hewlett-Packard Company, USPS employees with outstanding former Parent stock options received HPE replacement stock options upon the separation.

(2)	The Employee transition amounts consist of Option activity for employees transitioning between DXC and USPS.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that USPS employee option holders would have realized had all USPS employee option holders exercised their options on the last trading day of fiscal 2018, fiscal 2016 and fiscal 2015. The aggregate intrinsic value is the difference between Parent’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised by USPS employees in fiscal 2018, for the five months ended March 31, 2017 and in fiscal 2016 and fiscal 2015 was $3 million, $1 million, $2 million and $2 million, respectively. There were no options granted to USPS employees in fiscal 2018.

Note 7 - Income Taxes

USPS’s provision for income taxes and deferred tax balances have been calculated on a separate return basis as if USPS filed its own tax returns, although its operations have been included in Parent’s U.S. federal and state tax returns. USPS had no income (loss) from entities domiciled outside of the U.S. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if USPS were a separate taxpayer and a standalone enterprise for the periods presented.

Provision for Taxes

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes significant changes to the Internal Revenue Code of 1986 with varying effective dates. The Tax Act reduces the maximum corporate income tax rate to 21% effective as of January 1, 2018, broadens the tax base, creates a new limitation on the deductibility of interest expense, limits the deductibility of certain executive compensation, and allows for immediate capital expensing of certain qualified property. As a fiscal year taxpayer, the Company will not be subject to many of the tax law provisions until fiscal year 2019; however, GAAP requires companies to revalue their deferred tax assets and liabilities with resulting tax effects accounted for in the reporting period of enactment including retroactive effects. Section 15 of the Internal Revenue Code stipulates that the Company’s fiscal year ending March 31, 2018, will have an estimated blended corporate U.S. federal income tax rate of 31.5%, which is based on the applicable tax rates before and after the effective date of the Tax Act and the number of days in the Company’s federal tax year ending on October 31, 2017.

The SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740 “Income Taxes.” In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Based on a preliminary assessment of the Tax Act, the Company believes that the most significant impact on the Company’s financial statements are as follows:

Reduction of U.S. federal corporate income tax rate: As discussed above, the Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and liabilities, the Company has recorded a provisional deferred income tax benefit of $86 million, resulting in a $86 million decrease in net deferred tax liabilities as of March 31, 2018. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate tax rate, the amount will be impacted by changes in estimated deferred tax balances prior to and after December 22, 2017 for fiscal year March 31, 2018. Due to the Company’s federal tax year ending October 31, 2018 the Company is required to determine the reversal period of the deferred tax assets and liabilities recorded as of March 31, 2018 to finalize the estimate of the rate reduction. The Company has estimated the reversal based on expected changes in the deferred tax balances. The estimate will be finalized prior to the end of the measurement period when the reversal of the deferred tax assets and liabilities is known.

Capital expensing: For the period ending December 31, 2017 the Company’s analysis was incomplete and a provisional estimate was not recorded. In the current period the Company recorded a provisional benefit of $39 million based on its intent to fully expense all qualifying expenses. This resulted in a decrease of approximately $39 million to the Company's current income taxes payable and a corresponding increase in its net deferred tax liabilities. The income tax effects for this change in law require further analysis due to the volume of data required to complete the calculations.

Due to anticipated future guidance to be issued by the IRS, interpretation of the changes in tax law and analysis of the information required to complete the calculations, the amounts recorded as a result of the Tax Act in the period are provisional and subject to material changes. The Company will continue to analyze the Tax Act’s impact on its combined financial statements and adjust the provisional amounts recorded as our analysis is completed, no later than December 2018. There are no income tax effects for which the Company cannot determine a provisional estimate to be included in the financial statements.

The provision (benefit) for taxes were as follows:

	Successor	Predecessor
	Fiscal Year Ended	Five Months Ended	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	October 31, 2016	October 31, 2015
U.S. Federal Taxes:
Current	$16	$(15)	$54	$12
Deferred	(38)	35	(12)	(31)

State Taxes:
Current	3	—	9	2
Deferred	10	3	(2)	(5)
Total income tax (benefit) expense	$(9)	$23	$49	$(22)

USPS’s effective tax rate was (5)%, 39%, 38% and (43)% for fiscal 2018, the five months ended March 31, 2017, fiscal 2016 and fiscal 2015, respectively. USPS’s effective tax rate for fiscal 2018 generally differs from the U.S. federal statutory rate primarily due to the remeasurement of deferred tax assets and liabilities as a result of the Tax Act. The differences between the U.S. federal statutory income tax rate and USPS’s effective tax rate were as follows:

	Successor	Predecessor
	Fiscal Year Ended	Five Months Ended	Fiscal Years Ended
	March 31, 2018	March 31, 2017	October 31, 2016	October 31, 2015
U.S. federal statutory rate	32%	35%	35%	(35)%
State income taxes	4%	4%	4%	(4)%
Non-deductible transaction costs	4%	—%	—%	—%
Research & development credit	—%	(1)%	(1)%	(6)%
Impact of U.S. Tax Reform	(44)%	—%	—%	—%
Other items, net	(1)%	1%	—%	2%
Effective tax rate	(5)%	39%	38%	(43)%

Unrecognized Tax Benefits

The following table summarizes the activity related to the Company’s uncertain tax benefits (excluding interest and penalties and related tax attributes):

	Successor	Predecessor
	As of	As of
(in millions)	March 31, 2018	March 31, 2017	October 31, 2016	October 31, 2015
Balance at beginning of year	$8	$7	$7	$6
Increase for current year tax positions	—	1	—	1
Balance at end of year	$8	$8	$7	$7

Up to $8 million, $8 million, $7 million and $7 million of USPS’s unrecognized tax benefits as of March 31, 2018, March 31, 2017, October 31, 2016 and October 31, 2015 respectively, would affect USPS’s effective tax rate if realized.

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. USPS had an immaterial amount of accrued interest or penalties as of March 31, 2018 and March 31, 2017.

For the periods presented, the unrecognized tax benefits reflected in the combined financial statements have been determined using the separate return method. Parent engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. The Company is subject to income tax in the U.S. at the federal and state level and is subject to routine corporate income tax audits in these jurisdictions. The IRS is conducting an audit of Parent’s 2008 to 2016 federal income tax returns and thus these years remain open. With respect to major state tax jurisdictions, Parent is no longer subject to tax authority examination for years prior to 2005. The Company believes the outcome that is reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $6 million, excluding interest and penalties. In connection with the Spin-Off, DXC will indemnify Perspecta for all uncertain tax position liabilities related to periods prior to the Spin-Off.

USPS believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal and state tax audits. USPS regularly assesses the likely outcomes of these audits in order to determine the appropriateness of unrecognized tax benefits. USPS adjusts its unrecognized tax benefits to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular audit. However, income tax audits are inherently unpredictable and Parent may not accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the provision (benefit) for taxes in the combined statements of operations and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net earnings or cash flows.

Deferred Income Taxes

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. For purposes of the combined balance sheets, deferred tax balances and tax carryforwards and credits have been recorded under the separate return method.

The significant components of deferred tax assets and deferred tax liabilities were as follows:

	Successor		Predecessor
	As of		As of
	March 31, 2018		March 31, 2017
(in millions)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Fixed assets	$—	$(12)	$—	$(3)
Employee and retiree benefits	1	—	5	—
Restructuring	2	—	—	—
Loss and credit carryovers	—	—	2	—
Capital lease obligation	41	—	—	—
Purchased intangible assets	—	(224)	—	(1)
Deferred service revenue	16	—	38	—
Deferred service cost	—	(4)	—	(9)
Other receivables	—	(4)	—	—
Accrued liabilities	8	—	8	—
Gross deferred tax assets and liabilities	68	(244)	53	(13)
Valuation allowance	—	—	—	—
Net deferred tax assets and liabilities	$68	$(244)	$53	$(13)

The Company has state net operating loss carryforwards of $2 million for the five months ended March 31, 2017 with an expiration date of 2037. The Company has no state net operating loss carryforwards for fiscal 2018. The Company has no U.S. Federal net operating loss carryforwards available at March 31, 2018 and March 31, 2017.

Income tax related assets and liabilities are included in the accompanying combined balance sheets as follows:

	Successor	Predecessor
	As of	As of
(in millions)	March 31, 2018	March 31, 2017
Non-current deferred tax assets	$—	$40
Non-current deferred liabilities	$(176)	$—
Non-current liability for unrecognized tax benefits	$(8)	$(8)

The non-current liability for unrecognized tax benefits is included in Other long-term liabilities in the combined balance sheets.

Note 8 - Balance Sheet Details

Balance sheet details were as follows:

Receivables

	Successor	Predecessor
	As of	As of
(in millions)	March 31, 2018	March 31, 2017
Billed trade receivables	$135	$195
Unbilled receivables	219	196
	354	391
Allowance for doubtful accounts	—	—
Receivables, net of allowance for doubtful accounts	$354	$391

Property and Equipment

	Successor	Predecessor
	As of	As of
(in millions)	March 31, 2018	March 31, 2017
Property and equipment — gross:
Land, buildings and leasehold improvements	$72	$339
Computers and related equipment	283	449
Furniture and other equipment	1	54
	356	842
Accumulated depreciation	(66)	(373)
Property and equipment — net	$290	$469

The gross property and equipment and accumulated depreciation presented in the above table include property under capital leases and the related accumulated amortization, respectively. Property under capital leases is comprised primarily of computers and related equipment. Capital lease assets included in property and equipment in the combined balance sheets were $274 million and $442 million as of March 31, 2018 and March 31, 2017, respectively. Accumulated depreciation on the property under capital leases was $57 million and $149 million as of March 31, 2018 and March 31, 2017, respectively.

Depreciation expense for property and equipment, excluding capital lease assets was $12 million, of which $3 million relates to allocated depreciation expense for shared corporate assets for Fiscal 2018. Depreciation expense for property and equipment, excluding capital lease assets was $6 million, $14 million and $17 million for the five months ended March 31, 2017, fiscal 2016 and fiscal 2015, respectively.

Depreciation expense for capital lease assets was $57 million, $62 million, $153 million and $136 million for fiscal 2018, the five months ended March 31, 2017, fiscal 2016 and fiscal 2015, respectively.

Other Assets

	Successor	Predecessor
	As of	As of
(in millions)	March 31, 2018	March 31, 2017
Deferred contracts costs - long term and other	$10	$1
Prepaid expenses - long term	11	25
Total other assets	$21	$26

Accrued Expenses and Other Current Liabilities

	Successor	Predecessor
	As of	As of
(in millions)	March 31, 2018	March 31, 2017
Accrued liabilities for customer program	$137	$94
Litigation liabilities	17	14
Other	26	24
Total accrued expenses and other current liabilities	$180	$132

Note 9 - Intangible Assets

Intangible assets were as follows:

	Successor
	As of March 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$75	$28	$47
Program Assets	900	69	831
Outsourcing contract costs	20	1	19
Total intangible assets	$995	$98	$897

	Predecessor
	As of March 31, 2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$27	$24	$3
Program Assets	11	10	1
Outsourcing contract costs	49	26	23
Total intangible assets	$87	$60	$27

Amortization expense for fiscal 2018, the five months ended March 31, 2017, fiscal 2016 and fiscal 2015 was $98 million, $5 million, $58 million and $61 million, respectively.

The increase in net and gross carrying value during fiscal 2018 was primarily due to the Merger (see Note 2 - “Acquisition”).

Estimated future amortization related to intangible assets as of March 31, 2018 is as follows:

Fiscal Year	(in millions)
2019	$92
2020	92
2021	83
2022	74
2023	72
Thereafter	484
Total future amortization	$897

Note 10 - Goodwill

The following tables summarize the changes in the carrying amount of goodwill, by segment, for the fiscal 2018.

Fiscal Year Activity	(in millions)
Balance as of March 31, 2017	$—
Additions	2,022
Balance as of March 31, 2018	$2,022

The additions to goodwill during fiscal 2018 were due to the Merger described in Note 2 - "Acquisition."

Goodwill Impairment Analysis

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s annual goodwill impairment analysis, which was performed qualitatively as of the assessment date, did not result in an impairment charge. This qualitative analysis, which is commonly referred to as step zero under ASC Topic 350, "Goodwill and Other Intangible Assets," considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events.

Note 11 - Capital Lease Obligations

Capital lease obligations primarily consist of contractual arrangements with Parent’s wholly-owned subsidiary,
HPE Financial Services. As of March 31, 2018, future minimum lease payments required to be made under capital leases were as follows:

Fiscal Year	(in millions)
2019	$172
2020	84
2021	46
2022	22
2023	4
Total Minimum Lease payments	328
Less: Amount representing interest and executory costs	24
Present Value of net minimum lease payments	304
Less: Current maturities of capital lease obligations	160
Long term capitalized lease liabilities	$144

Note 12 - Related Party Transactions and Parent Company Investment

Allocation of Corporate Expenses

The combined statements of operations include an allocation of general corporate expenses from Parent for certain management and support functions which are provided on a centralized basis within Parent. These management and support functions include, but are not limited to, executive management, finance, legal, IT, employee benefits administration, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. These allocations were $158 million, $58 million, $152 million and $169 million in fiscal 2018, the five months ended March 31, 2017, fiscal 2016 and fiscal 2015, respectively, and they are recorded within costs of services and selling, general and administrative in the combined statements of operations.

Management of the Company and Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, USPS. These allocations may not, however, reflect the expense USPS would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if USPS had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as IT and infrastructure.

Parent Company Investment

Parent company investment on the combined balance sheets and statements of equity represents Parent’s historical investment in USPS, the net effect of transactions with and allocations from Parent and USPS’s accumulated earnings.

Transfers (to) from Parent, net

Transfers (to) from Parent, net are included within Parent company investment. The components of the Transfers (to) from Parent, net on the combined statements of changes in equity for all periods presented were as follows:

	Successor	Predecessor
	Fiscal Year Ended	Five Months Ended	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	October 31, 2016	October 31, 2015
Cash pooling and general financing activities	$(506)	$(1)	$(512)	$(138)
Corporate Allocations	158	58	152	169
Income taxes	19	(15)	63	14
Transfers (to) from parent, net per Combined Statements of Changes in Equity	$(329)	$42	$(297)	$45

Note 13 - Litigation and Contingencies

The Company is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, employment, employee benefits and environmental matters, which arise in the ordinary course of business. The Separation and Distribution Agreement (the "SDA") includes provisions that allocate liability and financial responsibility for litigation involving DXC and the Company, collectively the parties, as well as providing for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. In addition, as part of the SDA, DXC and the Company have agreed to cooperate with each other in managing litigation that relates to both parties’ businesses. The SDA also contains provisions that allocate liability and financial responsibility for such litigation relating to both parties’ businesses. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. The Company believes it has recorded adequate provisions for any such matters and, as of March 31, 2018, March 31, 2017, October 31, 2016 and October 31, 2015, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

Litigation, Proceedings and Investigations

State of Michigan v. HP Enterprise Services, LLC: In 2005, the State of Michigan (“MI”) entered into a contract with Electronic Data Systems Corp. (later renamed HP Enterprise Services, LLC, now known as Enterprise Services LLC (“ES LLC”)) for the purpose of designing, developing, and implementing an enterprise application for the MI Department of State (MI’s Department of Motor Vehicles). On August 28, 2015, MI sent a letter notifying ES LLC that the contract had been terminated for cause. The key disagreement between the parties related to the apportionment of responsibility for missed project milestones (and MI’s effort to put all of the blame for delays on ES LLC) and the value of the deliverables that MI had accepted as of the date of the termination. On September 18, 2015, MI filed a complaint against ES LLC in Michigan state court seeking $11 million in liquidated damages, the state’s costs of re-procuring and completing the project, and injunctive relief. The parties executed a Settlement Agreement on March 28, 2017, pursuant to which the termination for cause was converted to a termination for convenience and ES agreed to pay MI $9.5 million and to provide MI with a $3.5 million credit on future work. A stipulation of dismissal was entered by the court dismissing the MI state action on April 25, 2017.

Washington, D.C. Navy Yard Litigation: In December 2013, a wrongful death action was filed in U.S. District Court for the Middle District of Florida against HP Enterprise Services, LLC and others in connection with the September 2013 Washington, D.C. Navy Yard shooting that resulted in the deaths of 12 individuals. The perpetrator was an employee of The Experts, ES LLC’s now terminated subcontractor on ES LLC’s IT services contract with the U.S. Navy (a contract served by USPS). A total of 15 lawsuits arising out of the shooting have been filed. All have been consolidated in the U.S. District Court for the District of Columbia. ES LLC filed motions to dismiss, which the Court has granted in part and denied in part. Fact discovery is closed. In June 2018, the parties reached an agreement on a confidential full and final settlement of all claims by all plaintiffs to be memorialized in a formal settlement agreement. The settlement agreement is subject to approval by the Court. Perspecta cannot provide assurance that a formal settlement agreement will be reached by the parties or that the Court will approve such agreement. If a formal settlement agreement is not reached, or if such settlement is not approved by the Court, the plaintiffs’ claims will be litigated and subject to motions practice (i.e., summary judgment briefing) and possible resumption of discovery.

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP and HPE (together, the “Defendants”) alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Former businesses of HPE, including USPS, will be proportionately liable for any recovery by plaintiffs in this matter. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by the Defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On January 30, 2017, the Defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by opt-in plaintiffs who signed releases as part of their WFR packages. On September 20, 2017, the Court denied the partial motion to dismiss without prejudice, but granted the Defendants’ motions to compel individual arbitration. Accordingly, the Court stayed the entire action pending arbitration, and administratively closed the case. The Court reaffirmed the stay of litigation on February 6, 2018. On December 21, 2017, Defendants filed a motion to enjoin class arbitration, which the Court denied on February 6, 2018. Defendants subsequently sought and obtained leave of Court to file a motion for reconsideration arguing that collective arbitration is not permitted under the relevant employee agreements. The Court denied the motion on April 17, 2018, ruling that interpretation of the employee agreements is an issue delegated to the arbitrator. The American Arbitration Association, which was designated to manage the arbitration, has selected an arbitrator to handle a collective arbitration in San Francisco, California.

In addition to the matters noted above, the Company is currently subject in the normal course of business to various claims and contingencies arising from, among other things, disputes with customers, vendors, employees, contract counterparties and other parties, as well as securities matters, environmental matters, matters concerning the licensing and use of intellectual property, and inquiries and investigations by regulatory authorities and government agencies. Some of these disputes involve or may involve litigation. The combined financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. The Company consults with outside legal counsel on issues related to litigation and regulatory compliance and seeks input from other experts and advisors with respect to matters in the ordinary course of business. Although the outcome of these and other matters cannot be predicted with certainty, and the impact of the final resolution of these and other matters on the Company’s results of operations in a particular subsequent reporting period could be material and adverse, management does not believe based on information currently available to the Company, that the resolution of any of the matters currently pending against the Company will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due. Unless otherwise noted, the Company is unable to determine at this time a reasonable estimate of a possible loss or range of losses associated with the foregoing disclosed contingent matters.

Note 14 - Guarantees and Indemnifications

Guarantees

In the ordinary course of business, USPS may issue performance guarantees to certain of its clients, customers and other parties pursuant to which USPS has guaranteed the performance obligations of third parties. Some of those guarantees may be backed by standby letters of credit or surety bonds. In general, USPS would be obligated to perform over the term of the guarantee in the event a specified triggering event occurs as defined by the guarantee. USPS believes the likelihood of having to perform under a material guarantee is remote.

USPS has entered into service contracts with certain of its clients that are supported by financing arrangements. If a service contract is terminated as a result of USPS’s non-performance under the contract or failure to comply with the terms of the financing arrangement, USPS could, under certain circumstances, be required to acquire certain assets related to the service contract. USPS believes the likelihood of having to acquire a material amount of assets under these arrangements is remote.

Indemnifications

In the ordinary course of business, USPS enters into contractual arrangements under which USPS may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of USPS or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. USPS also provides indemnifications to certain vendors and customers against claims of intellectual property infringement made by third parties arising from the use by such vendors and customers of USPS’s software products and services and certain other matters. Some indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

Note 15 - Commitments

Lease Commitments

USPS leases certain real and personal property under non-cancelable operating leases. Certain leases require USPS to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was approximately $44 million, $15 million, $29 million and $37 million in fiscal 2018, the five months ended March 31, 2017, fiscal 2016 and fiscal 2015, respectively.

As of March 31, 2018, future minimum operating lease commitments were as follows:

Fiscal Year	(in millions)
2019	$38
2020	28
2021	13
2022	5
2023	5
Thereafter	12
Total	$101

Note 16 - Subsequent Events

Completion of the Separation and Mergers

As previously disclosed, on May 31, 2018, DXC completed the Spin-Off of USPS. To effect the separation, DXC distributed all of the shares of Perspecta common stock on a pro rata basis to DXC stockholders of record as of May 25, 2018. Prior to the Distribution, Perspecta paid approximately $984 million in cash to DXC. In the Distribution, DXC stockholders received one share of Perspecta Common Stock for every two shares of DXC common stock held at the close of business on May 25, 2018. Perspecta's common stock began regular-way trading under the symbol "PRSP" on the New York Stock Exchange on June 1, 2018. Additionally, immediately following the Distribution of Perspecta shares to DXC shareholders, Perspecta completed its combination with Vencore HC and KGS HC for purchase consideration of approximately $400 million and Vencore HC and KGS HC merged with Perspecta. The separation of USPS from DXC and the related Mergers were structured as a “Reverse Morris Trust” transaction that is designed to be tax free to DXC and its shareholders. In the Mergers, Perspecta issued 18,877,244 shares of Perspecta Common Stock to the Vencore Stockholder and 4,396,097 shares of Perspecta Common stock to KGS Holding LLC (the "KeyPoint Stockholder"), representing in the aggregate approximately 14% of the outstanding shares of Perspecta Common Stock immediately following the Mergers.

As a result of the Spin-Off, each outstanding DXC stock option, RSU (including dividend equivalents) and PSU held by the Company’s employees and non-employee directors were converted into an equivalent award of Perspecta.

Beginning with Perspecta's Quarterly Report on Form 10-Q for the quarter ending June 30, 2018, Perspecta will report on a consolidated basis representing the combined operations of USPS, Vencore HC and KGS HC and their respective subsidiaries. Because Perspecta was deemed the accounting acquirer in this combination under GAAP, the historical financial statements of USPS will be reflected in Perspecta's future quarterly and annual reports. Due to the close proximity in timing of the Merger and Perspecta's filing of this Annual Report on Form 10-K for the fiscal year ended March 31, 2018, the valuation report is not yet available, and the initial accounting for the business combination is incomplete; therefore, the Company is unable to disclose certain information required by ASC 805 "Business Combinations." The Company plans to provide preliminary purchase price allocation information in Perspecta's Quarterly Report on Form 10-Q for the quarter ending June 30, 2018.

Entering into Financing Arrangements

On May 25, 2018, Perspecta arranged $3.1 billion of secured credit facilities, including $2.5 billion in term loan facilities and $600 million in revolving credit facilities, of which only $50 million was initially drawn. This will fund a $984 million cash distribution to DXC, as well as $400 million for the cash consideration portion to funds controlled by Veritas Capital, transaction costs, and refinancing of existing Vencore HC and KGS HC debt. Approximately $550 million of available credit remains undrawn under a newly established $600 million revolving credit facility.

Accounts Receivable Purchase Agreement

On May 31, 2018, in connection with the Spin-Off of USPS, Perspecta entered into a guaranty made in favor of MUFG Bank, Ltd., that guarantees the obligations of ES LLC, a wholly-owned subsidiary of Perspecta, under the Purchase Agreement, dated as of July 14, 2017 with certain financial institutions (as amended, the "Purchase Agreement"). The Purchase Agreement established a federal government obligor receivables purchase facility. Concurrently, Parent entered into a guaranty made in favor of the Financial Institutions, that guarantees the obligations of the sellers and servicers of receivables under the Purchase Agreement. The guaranty does not cover any credit losses under the receivables. In connection with the previously announced Spin-Off of USPS, In accordance with the terms of the Purchase Agreement, on January 23, 2018, the Purchase Agreement was amended to increase the facility limit from $200 million to $300 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions. On May 31, 2018, the Purchase Agreement was amended to increase the facility limit from $300 million to $450 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions.

Quarterly Cash Dividend and Perspecta Share Repurchase Program

On June 1, 2018, Perspecta’s Board of Directors approved and declared a regular quarterly cash dividend of $0.05 per share on Perspecta’s common stock. The first quarterly dividend will be paid on July 17, 2018 to Perspecta stockholders of record at the close of business on June 11, 2018. This dividend is in addition to the dividend payable to DXC Technology stockholders announced on May 24, 2018.

On June 1, 2018, Perspecta’s Board of Directors authorized up to $400 million for future repurchases of outstanding shares of its common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time.

Selected Quarterly Financial Data (Unaudited)

	Successor
	Fiscal year ended March 31, 2018
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$676	$706	$722	$715

Cost of services (excluding depreciation and amortization)	525	557	550	523
Selling, general and administrative (excluding depreciation, amortization and restructuring costs)	46	35	51	50
Depreciation and amortization	37	33	46	51
Restructuring costs	3	4	3	4
Separation costs	11	6	27	46
Interest expense	2	5	—	5
Total costs and expenses	624	640	677	679
Income before taxes	52	66	45	36
Income tax expense (benefit)	20	26	(59)	4
Net income	$32	$40	$104	$32

	Predecessor
	Fiscal year ended October 31, 2016
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$629	$668	$639	$796

Cost of services (excluding depreciation and amortization)	487	505	481	613
Selling, general and administrative (excluding depreciation, amortization and restructuring costs)	49	57	52	49
Depreciation and amortization	58	61	56	50
Restructuring costs	3	8	7	2
Separation costs	5	4	8	17
Interest expense	9	9	9	9
Interest income	(1)	(1)	(2)	(1)
Total costs and expenses	610	643	611	739
Income before taxes	19	25	28	57
Income tax expense	7	9	11	22
Net income	$12	$16	$17	$35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Perspecta’s independent registered accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Historically, we have relied on certain financial information and resources of DXC to manage certain aspects of our business and report our results, including investor relations and corporate communications, accounting, tax, legal, human resources and benefit plan administration and reporting, general management, real estate, treasury, including insurance and risk management, and oversight functions such as Board of Directors and internal audit, including compliance with the Sarbanes-Oxley Act of 2002.

We have evaluated the changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2018 and concluded that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive offers appears in Part I, Item I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

Board of Directors

On May 24, 2018, Biggs C. Porter was appointed to the Board of Directors. On May 31, 2018, each of William L. Deckelman, Jr., H.C. Charles Diao and Neil A. Manna resigned from the Board of Directors of Perspecta effective immediately prior to the Spin-Off. Each of J. Michael Lawrie, Sanju K. Bansal, Sondra L. Barbour, John M. Curtis, Lisa S. Disbrow, Pamela O. Kimmet, Ramzi M. Musallam, Philip O. Nolan and Paul N. Saleh was appointed to the Board of Directors, effective as of the Spin-Off.

The following table presents information concerning the individuals who serve as our directors, and their titles, following the Spin-Off and Mergers, including a brief summary of the business experience of each of them:

Name	Age	Position with Perspecta Inc.
Mr. John M. Curtis	61	President, Chief Executive Officer and Director
Mr. J. Michael Lawrie	64	Chairman
Mr. Sanju K. Bansal	52	Director
Ms. Sondra L. Barbour	55	Director
Ms. Lisa S. Disbrow	55	Director
Ms. Pamela O. Kimmet	59	Director
Mr. Ramzi M. Musallam	49	Director
Mr. Philip O. Nolan	59	Director
Mr. Biggs C. Porter	64	Director
Mr. Paul N. Saleh	61	Director

John M. Curtis has served as our President and Chief Executive Officer and as a Director on our Board of Directors since May 2018. Please see Mr. Curtis's biography set forth in Part I, Item I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

J. Michael Lawrie has served as Chairman of our Board of Directors since May 2018. Mr. Lawrie serves as Chairman, President and Chief Executive Officer of DXC. Mr. Lawrie joined CSC as President and Chief Executive Officer in March 2012 and as a member of its board of directors in February 2012. In December 2015, Mr. Lawrie was appointed chairman of the CSC board of directors.

Prior to joining CSC, he served as the Chief Executive Officer of U.K.-based Misys plc, a leading global IT solutions provider to the financial services industry, from November 2006 to March 2012. Mr. Lawrie also served as the Executive Chairman of Allscripts-Misys Healthcare Solutions, Inc., from October 2008 to August 2010. From 2005 to 2006, Mr. Lawrie was a general partner with ValueAct Capital, a San Francisco-based private investment firm. He also served as Chief Executive Officer of Siebel Systems, Inc., an international software and solutions company, from 2004 to 2005.
Mr. Lawrie also spent 27 years with IBM, a provider of systems, financing, software and services, where he rose to Senior Vice President and Group Executive, responsible for sales and distribution of all IBM products and services worldwide. From 1998 to 2001, Mr. Lawrie was General Manager for IBM’s business in Europe, the Middle East and Africa, which included operations in 124 countries and 90,000 employees. Prior to that, Mr. Lawrie served as General Manager of Industries for IBM’s business operations in Asia Pacific, based in Tokyo. He is a Trustee of Drexel University, Philadelphia.

Mr. Lawrie was chosen to serve as Chairman and a Director on the Perspecta Board of Directors because of his deep experience as a director and executive officer for other public and private companies and his extensive experience in finance and IT and software solutions and corporate operations.

Sanju K. Bansal has served as a member of our Board of Directors since May 2018. Mr. Bansal currently serves as Chief Executive Officer of Hunch Analytics, LLC ("Hunch Analytics"), a data analytics company. Prior to founding Hunch

Analytics in 2013, Mr. Bansal served in various executive leadership positions and as a director of MicroStrategy Incorporated ("MicroStrategy"), a worldwide provider of business intelligence software. At MicroStrategy, he held the positions of Executive Vice President from 1993 to 2013 and Chief Operating Officer from 1994 to 2012. Mr. Bansal served as a member of MicroStrategy’s board of directors from 1997 to 2013, including as Vice Chairman from November 2000 to November 2013.

Mr. Bansal was a consultant at Booz, Allen & Hamilton, a worldwide technical and management consulting firm, from 1987 to 1990. He is currently a director of The Advisory Board Company, a provider of software and solutions to the healthcare and education industries, and Cvent, Inc., a provider of online software for event management. Mr. Bansal served as a director of CSRA Inc., a provider of IT services to the U.S. federal government, from 2015 to 2018.

Mr. Bansal was chosen to serve on our Board of Directors because of his in depth experience as a director for other public companies and his extensive experience and background in information and systems technology.

Sondra L. Barbour has served as a member of our Board of Directors since May 2018. Ms. Barbour retired as Executive Vice President of Information Systems & Global Solutions of Lockheed Martin, a high technology aerospace and defense company. Barbour served as Executive Vice President of Information Systems & Global Solutions of Lockheed Martin from 2013 until August 2016, when that business combined with Leidos, a provider of services and solutions in the defense, intelligence, civil and health markets.

From August 2016 until January 2017, she was on the executive staff of Leidos. From 2008 to 2013, she served as Senior Vice President of Enterprise Business Services and Chief Information Officer, heading all of the corporation’s internal IT operations, including protecting the company’s infrastructure and information from cyber threats.

Prior to that role, she served as Vice President of Corporate Shared Services from 2007 to 2008 and Vice President of Corporate Internal Audit from 2006 to 2007, providing oversight of supply chain activities, internal controls, and risk management. Ms. Barbour currently serves on the board of directors of 3M Company, a diversified global technology company.

Ms. Barbour was chosen to serve on our Board of Directors because of her extensive technology experience and her familiarity with IT solutions and the public sector base.

Lisa S. Disbrow has served as a member of our Board of Directors since May 2018. Ms. Disbrow retired as the Under Secretary of the United States Air Force in 2017. From January 2017 to May 2017, Ms. Disbrow served as the Acting Secretary of the United States Air Force.

Prior to that, from 2014 to 2016, Ms. Disbrow served as the Assistant Secretary of the Air Force for Financial Management and Comptroller. Ms. Disbrow joined the United States Air Force in 1985, and she retired in 2008 as a Colonel from the United States Air Force Reserve. Throughout her 32 year national security career, she held senior civilian positions on the United States Joint Chiefs of Staff, in the National Reconnaissance Office, and on the National Security Council under President George W. Bush. Ms. Disbrow currently serves on the Board of Directors of Mercury Systems, Inc., a commercial provider of secure sensor and safety critical mission processing subsystems.

Ms. Disbrow was chosen to serve on our Board of Directors because of her extensive experience in finance, government operations and government relations.

Pamela O. Kimmet has served as a member of our Board of Directors since May 2018. Ms. Kimmet is the Chief Human Resources Officer at Cardinal Health, Inc., a health care services company. Prior to July 2016, Ms. Kimmet was the Senior Vice President of Human Resources of Coca-Cola Enterprises, Inc., a position she held since 2008. Ms. Kimmet has extensive human resources leadership experience, including in the financial services industry with senior positions at Bear, Stearns & Company, Inc. and Citigroup, Inc.

Ms. Kimmet is a fellow of the National Academy of Human Resources and Chair of the HR Policy Association ("HRPA"). She is a member of the Personnel Roundtable, Cornell University’s Center for Advanced Human Resources Studies, and the University of South Carolina’s Center for Executive Succession. Ms. Kimmet served as the former Chair of both the HRPA’s Center for Executive Compensation and of the National Business Group on Health.

Ms. Kimmet was chosen to serve on our Board of Directors because of her extensive human resources leadership and senior executive experience.

Ramzi M. Musallam has served as a member of our Board of Directors since May 2018. Mr. Musallam has served as Chairman of Vencore HC’s board of directors since September 2012 and as a member of Vencore HC’s board of directors since October 2010. Mr. Musallam is also currently the Chief Executive Officer and Managing Partner of Veritas Capital, a leading private equity firm focused on investing in the government and technology markets.

Previously, he worked at the private equity firms of Pritzker and Pritzker and Berkshire Partners. Mr. Musallam is a member of the board of directors of several private companies. He holds a Bachelor of Arts, cum laude, from Colgate University with a major in mathematical economics and a Master of Business Administration with high honors from the University of Chicago Booth School of Business.

Mr. Musallam was chosen to serve on our Board of Directors because of his experience on other public and private company boards and his extensive experience in finance and private equity investments, notably in the technology market and public sector related industry.

Philip O. Nolan has served as a member of our Board of Directors since May 2018. Mr. Nolan currently serves as a Venture Partner and an Advisory Board Member at Blue Delta Capital Partners, a growth capital firm focused on the U.S. federal government technology marketplace. From 2015 to 2016, Mr. Nolan was Chief Executive Officer of Camber Corporation, a private equity-backed company, where he also served on the board of directors from 2011 to 2016.

Prior to joining Camber Corporation, Mr. Nolan served as Chairman of the Board of Directors and Chief Executive Officer of Stanley Inc., an IT company, from 2002 to 2010, where he also served as President from 1996 to 2010.

Mr. Nolan was chosen to serve on our Board of Directors because of his extensive operating experience in our core marketplace, his experience on other public and private company boards, and for his involvement in venture capital, corporate finance, and private equity investment activities.

Biggs C. Porter has served as a member of our Board of Directors since May 2018. Mr. Porter is the retired Executive Vice President and Chief Financial Officer of Fluor Corporation ("Fluor"), a global engineering, procurement, construction and maintenance services company, where he served from 2012 to 2017. Prior to joining Fluor in 2012, he was Chief Financial Officer of Tenet Healthcare Corporation, a medical services provider, from 2006 to 2012.

Mr. Porter previously served in senior-level finance positions with Raytheon Company, a defense, homeland security and aerospace technology company, from 2003 to 2006 and with TXU Corporation, international energy company, from 2000 to 2003. He also previously held finance positions at Northrop Grumman, a global aerospace and defense technology company, Vought Aircraft Company, and LTV Corporation. A certified public accountant, Mr. Porter began his career with the accounting firm Arthur Young & Co. Mr. Porter currently serves on the audit committee and on the board of directors of Bristow Group Inc., a provider of industrial aviation services.

Mr. Porter was chosen to serve on our Board of Directors because of his extensive experience in accounting, finance and government contracting.

Paul N. Saleh has served as a member of our Board of Directors since May 2018. Mr. Saleh serves as Executive Vice President and Chief Financial Officer of DXC. Prior to joining DXC, Saleh served as Vice President and Chief Financial Officer of CSC from May 2012 to March 2017.

Prior to joining CSC, Mr. Saleh served as Chief Financial Officer of Gannett Company ("Gannett"), a diversified news and information company from 2010 to 2012. Prior to his tenure at Gannett, from 2008 to 2010, Saleh was a Managing Partner at Menza Partners, an operational and financial advisory group focusing on media, telecommunications, and technology industries. Prior to that, he served as Chief Financial Officer of Sprint Nextel Communications (“Sprint Nextel”), telecommunications company, from 2001 to 2007 and as Interim Chief Executive Officer of Sprint Nextel until 2008. He served as Senior Vice President and Chief Financial Officer of Walt Disney International, a diversified international family entertainment and media enterprise, where he also held various other senior positions from 1997 to 2001.

Mr. Saleh was chosen to serve on our Board of Directors because of his in depth experience in finance, IT and telecommunications.

Committees of the Board

Effective upon the completion of the Spin-Off, our Board of Directors has the following committees, each of which operates under a written charter that is posted on our website.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) and Rule 10A-3 under the Exchange Act. The responsibilities of our Audit Committee are more fully described in our Audit Committee charter. Our Audit Committee, among other duties:

•	oversee financial reporting, accounting, control and compliance matters;

•	appoint and evaluate the independent auditor;

•	review with the internal and independent auditors the scope, results and adequacy of their audits and effectiveness of internal controls;

•	review material financial disclosures;

•	pre-approve all audit and permitted non-audit services;

•	annually review our compliance programs and receive regular updates about compliance matters;

•	annually review our disclosure controls and procedures; and

•	review and make recommendations to our Board of Directors about related-person transactions.

The members of our Audit Committee are: Sondra L. Barbour, Lisa S. Disbrow, Biggs C. Porter (Chair) and Paul N. Saleh. All of the members of the Audit Committee, except Mr. Saleh, meet the independence requirements set forth in the listing standards of New York Stock Exchange, Rule 10A-3 under the Exchange Act and our Audit Committee charter. In accordance with the Corporate Governance Standards of the New York Stock Exchange applicable to companies listing in conjunction with a spin-off transaction that were not previously required to file periodic reports with the SEC, Mr. Saleh, a non-independent director, is permitted to serve on the Audit Committee for a transitional period. Each member of the Audit Committee is financially literate and has accounting and related financial management expertise and satisfies the criteria to be an “audit committee financial expert” under the rules and regulations of the SEC, as those qualifications are interpreted by our Board of Directors in its business judgment.

Human Resources and Compensation Committee

The responsibilities of our Human Resources and Compensation Committee are more fully described in our Human Resources and Compensation Committee charter, and they include, among other duties:

•
approving and recommending full Board of Directors approval of the Chief Executive Officer’s compensation based upon an evaluation of the Chief Executive Officer’s performance by the independent directors;

•	reviewing and approving senior management’s compensation;

•	administering incentive and equity compensation plans and, in consultation with senior management, approving compensation policies; and

•	reviewing executive compensation disclosures and the annual compensation risk assessment.

The members of our Human Resources and Compensation Committee are: Sanju K. Bansal, Pamela O. Kimmet (Chair) and Philip O. Nolan. All members of the Compensation Committee meet the independence requirements set forth in the listing standards of New York Stock Exchange, Rule 10C-1 under the Exchange Act and our Compensation Committee charter. The members of the Compensation Committee are “non-employee directors” (within the meaning of Rule 16b-3 under the Exchange Act) and “outside directors” (within the meaning of Section 162(m) of the Code (“Section 162(m)”)).

Nominating/Corporate Governance Committee

The responsibilities of our Nominating/Corporate Governance Committee are more fully described in our Nominating/Corporate Governance Committee charter, and they include, among other duties:

•	monitoring our Board of Directors’ structure and operations;

•	setting criteria for Board of Directors membership;

•	searching for and screening candidates to fill Board of Directors vacancies and recommend candidates for election;

•	evaluating director and Board of Directors performance and assess Board of Directors composition and size;

•	evaluating our corporate governance process; and

•	recommending to our Board of Directors whether to accept the resignation of incumbent directors that fail to be re-elected in uncontested elections.

The members of our Nominating/Corporate Governance Committee are: Sanju K. Bansal, Sondra L. Barbour and Philip O. Nolan (Chair). All members of the Nominating/Corporate Governance Committee meet the independence requirements set forth in the listing standards of New York Stock Exchange and our Nominating/Corporate Governance Committee charter.

Director Nomination Process

The Nominating/Corporate Governance Committee is responsible for reviewing and assessing with the Board of Directors the appropriate skills, experience, and background sought for members of the Board of Directors in the context of our business and then-current membership on the Board of Directors. This assessment of skills, experience, and background involves considering numerous factors including independence, experience, age, gender, and ethnic diversity, as well as skills and attributes including:

Professional and personal ethics and values	Public company governance experience
Senior level management or operations experience	International business experience
Government and public policy experience	Financial literacy and expertise
Experience in a major academic institution	Experience in areas of Perspecta’s business

In evaluating potential director nominees, the Nominating/Corporate Governance Committee considers the applicable attributes. The Committee then considers the contribution such nominee would make to the quality of the Board of Director’s decision making and effectiveness.

The Nominating/Corporate Governance Committee will consider director candidates recommended by stockholders. For a stockholder to make any recommendation or nomination for election to the Board of Directors at an annual meeting, the stockholder must provide notice to Perspecta, which notice must be delivered to our Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of an annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, for notice by the stockholder to be timely, it must be delivered not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of (1) the 90th day prior to such annual meeting and (2) the 10th day following the day on which public announcement of the date of such meeting is first made. Further updates and supplements to such notice may be required at the times, and in the forms, required under our Bylaws. Our Bylaws also specify further requirements as to the form and content of a stockholder’s notice. We recommend that any stockholder wishing to make a nomination for director review a copy of our Bylaws, as amended and restated to date, which is available, without charge, from our Secretary at Perspecta, Inc., 15052 Conference Center Drive, Chantilly, VA 20151.

In the event a special meeting of stockholders is called for the purpose of electing one or more directors, any stockholder entitled to vote may nominate a person or persons as specified in our Bylaws, but only if the stockholder notice is delivered to our secretary at our principal executive offices not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of (1) the 90th day prior to such special meeting or (2) the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by our Board of Directors to be elected at such meeting.

Executive Sessions

The Company’s non-management directors regularly meet in executive sessions. As provided by the corporate governance guidelines, the Chairman of the Board of Directors presides at the executive sessions, or, if the Chairman is not an independent director, the independent directors will preside over such executive sessions on a rotating basis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended March 31, 2018, none of our directors, officers or greater than 10% beneficial owners failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics and Corporate Governance Guidelines

We have a written code of business conduct and ethics that applies to our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer and every other officer and employee of Perspecta. Our code of business conduct and ethics is entitled "The Standard" and is available on our website, www.perspecta.com, under the heading About Us/Ethics and Social Responsibility. If any amendment to, or a waiver from, a provision of the code of business conduct and ethics is made, we intend to disclose such information on our website within four business days.

Our corporate governance guidelines are available on our website, www.perspecta.com, under the heading About Us/Leadership and Governance/Board Committees.

ITEM 11. EXECUTIVE COMPENSATION

This Compensation Discussion and Analysis (“CD&A”) discusses the compensation to be paid by us to our executive officers following the Spin-Off and Mergers for our fiscal year beginning April 1, 2018 and ending March 31, 2019 (“Fiscal 2019”) and the historical compensation paid by DXC to our executive officers who were employees of DXC prior to the Spin-Off and Mergers.

Perspecta Executive Officers

Following the Spin-Off and Mergers, the following individuals became our executive officers:

•	John M. Curtis, who was previously the President and Chief Executive Officer of Vencore, Inc., has become our Chief Executive Officer;

•	John P. Kavanaugh, who was previously the Vice President of Finance for the Americas Region of DXC, has become our Chief Financial Officer;

•	James L. Gallagher, who was previously the Vice President and Deputy General Counsel of the USPS Region of DXC, has become our General Counsel and Secretary;

•	Tammy N. Heller, who was previously the Vice President of Global Human Resources at CGI, has become our Chief Human Resources Officer; and

•	William G. Luebke, who was previously the Vice President, Controller and Principal Accounting Officer of CSRA Inc., has become our Senior Vice President, Principal Accounting Officer and Controller.

Mr. Curtis, Ms. Heller and Mr. Luebke were not employed by DXC prior to the Spin-Off and Mergers and therefore none of their historical compensation is discussed in this CD&A.

Mr. Kavanaugh and Mr. Gallagher were both employees of DXC prior to the Spin-Off and Mergers. This CD&A focuses on the historical compensation paid by DXC to each of these individuals because USPS was a separate business unit of DXC prior to the Spin-Off and because of the continuity in the services expected to be performed by Mr. Kavanaugh and Mr. Gallagher before and after the Spin-Off.

The historical compensation discussion in this CD&A covers DXC’s fiscal year beginning with DXC’s formation on April 1, 2017, and ending on March 31, 2018 (“DXC Fiscal 2018”). Prior to the Spin-Off, DXC officers (including Mr. Kavanaugh and Mr. Gallagher) responsible for managing USPS participated in DXC compensation programs. For DXC Fiscal 2018, the DXC compensation strategy was determined primarily by DXC’s senior management and the Compensation Committee of the DXC board of directors (the “DXC Compensation Committee”). The compensation elements and processes discussed in this CD&A reflect these DXC programs and processes.

Following the Spin-Off, we formed our own board-level compensation committee, which we refer to as our Human Resources and Compensation Committee, that is responsible for approving and overseeing our executive compensation programs. We have adopted an annual cash incentive program and a long-term equity-based incentive program with terms similar to the terms of the DXC annual cash incentive and long-term equity incentive programs described below and have offered post-employment benefits and severance programs similar to the programs that existed at DXC prior to the Spin-Off. Our Human Resources and Compensation Committee will continue to review and monitor the effect of the Spin-Off and the Mergers on our executive compensation programs, and may make any adjustments it deems appropriate based on the Spin-Off or Mergers or any other factors.

Fiscal 2019 Perspecta Compensation

Following the Spin-Off, our Human Resources and Compensation Committee approved compensation levels for our executive officers for Fiscal 2019. In arriving at these compensation levels, our Human Resources and Compensation Committee took into account the compensation payable to similarly situated executives in a peer group of companies in our industry that are similar to us in size. This peer group was developed with the assistance of Pearl Meyer & Partners ("PM&P"), our Human Resources and Compensation Committee’s independent compensation consultant. The members of this peer group are:

Aerojet Rocketdyne Holdings, Inc.	Leidos Holdings, Inc.
Booz Allen Hamilton Holding Corporation	ManTech International Corporation
CACI International Inc.	Maxar Technologies Ltd.
Conduent Incorporated	MAXIMUS, Inc.
CSRA Inc.	Motorola Solutions, Inc.
Cubic Corporation	Orbital ATK, Inc.
Engility Holdings, Inc.	Presidio, Inc.
Harris Corporation	Science Applications International Corporation
L3 Technologies, Inc.	Unisys Corporation

The Fiscal 2019 compensation levels for the individuals who became our executive officers for periods after the Spin-Off and Mergers are as follows:

Name	Salary	Annual Incentive Target	Long Term Incentive Target	One-Time "Launch" Equity Grant
John M. Curtis, President and Chief Executive Officer	$850,000	125%	350%	$1,600,000
John P. Kavanaugh, Senior Vice President and Chief Financial Officer	$475,000	100%	160%	$593,750
James L. Gallagher, Senior Vice President, General Counsel and Secretary	$300,000	60%	100%	$300,000
Tammy N. Heller, Senior Vice President and Chief Human Resources Officer	$325,000	60%	100%	$325,000
William G. Luebke, Principal Accounting Officer, Senior Vice President and Controller	$300,000	60%	100%	$300,000

The one-time “launch” equity grants for each of the officers listed in the table above are in the form of restricted stock units with respect to our common stock cliff vesting on the third anniversary of the grant date.

Perspecta Employee Equity Plan

We adopted an equity incentive plan (the “Perspecta Employee Equity Plan”) prior to the Spin-Off and Mergers for the purpose of allowing us to grant equity and equity-based incentive awards to our eligible employees following the Spin-Off and the Mergers. Our Board of Directors has reserved 9,500,000 shares of our common stock for issuance under the plan, which includes any shares resulting from the adjustment of the DXC outstanding equity awards (the “Spin-Off Awards”) described below under “DXC Outstanding Equity Award Adjustments.” The number of reserved shares is subject to future adjustments to reflect any future stock splits, reverse stock splits, stock dividends, subdivisions, consolidations, recapitalizations, reorganizations, mergers and other similar events, as determined in the plan administrator’s discretion.

The terms of the Perspecta Employee Equity Plan are substantially similar to the terms of the DXC 2017 Omnibus Incentive Plan (“DXC Plan”) and allow us to grant equity and equity-based awards, including, stock appreciation rights (“SARs”), restricted stock, restricted stock units (including performance-vested restricted stock units (“PSUs”)), and cash awards. All of our employees are eligible to participate in the plan.

Our Human Resources and Compensation Committee has broad authority to grant awards and otherwise administer the Perspecta Employee Equity Plan. The plan became effective on May 30, 2018 and will continue in effect for a period of 10 years thereafter, unless earlier terminated by our Board of Directors. Our Board of Directors has the authority to amend the plan in such respects as it deemed desirable, provided that any amendments that would increase the share reserve (other than pursuant to a recapitalization event described above), expand the class of persons eligible to participate in the plan or the types of awards available for grant under the plan, or that would otherwise be considered a material modification for purposes of applicable tax or securities laws or exchange listing requirements, would require the approval of our stockholders.

DXC Outstanding Equity Award Adjustments

At the effective time of the Spin-Off and pursuant to the terms of the Employee Matters Agreement, outstanding DXC employee equity awards under the DXC Plan held by individuals who are or who became our employees in connection with the Spin-Off (including awards held by Mr. Kavanaugh and Mr. Gallagher) were adjusted as follows:

•
Adjustment of Options: Outstanding options under the DXC Plan (vested or unvested) were converted at the effective time of the Spin-Off into options to purchase shares of Perspecta common stock under the Perspecta Employee Equity Plan in accordance with the terms of the Employee Matters Agreement (including appropriate adjustments, if any, to the number of underlying shares and exercise price per share), and retain the same vesting schedule they had before the Spin-Off.

•
Adjustment of RSUs: Outstanding restricted stock units (“RSUs”) other than performance-vested restricted stock units under the DXC Plan were converted at the effective time of the Spin-Off into RSUs with respect to shares of Perspecta common stock under the Perspecta Employee Equity Plan in accordance with the terms of the Employee Matters Agreement (including appropriate adjustments, if any, to the number of underlying shares), and retain the same vesting schedule they had before the Spin-Off.

•
Adjustment of PSUs: Outstanding performance-vested restricted stock units (“PSUs”) under the DXC Plan were converted at the effective time of the Spin-Off into PSUs with respect to shares of Perspecta common stock under the Perspecta Employee Equity Plan in accordance with the terms of the Employee Matters Agreement (including appropriate adjustments, if any, to the number of underlying shares), and retain the same vesting schedule they had before the Spin-Off but with adjusted performance goals to reflect the Spin-Off.

•

Components of DXC Compensation

The following chart summarizes the characteristics and primary purpose of each element of DXC’s executive compensation program.

Compensation Element	Characteristics	Primary Purpose
Base Salary	Annual fixed cash compensation.	Provide a fixed amount of cash compensation based on individual performance, experience, skills, responsibilities and competitive pay levels.

Annual Cash Incentives	Annual variable cash compensation determined by company financial performance and individual performance.	Motivate and reward the achievement of annual financial and other operating objectives and individual performance that drive stockholder value over time.

Long-Term Incentives	Long-term equity awards generally granted annually as a combination of time-based restricted stock units and/or Performance Share Units.	Motivate and reward profitable growth and increase in share price over time and align with stockholders. Align pay with company performance over multi-year overlapping performance cycles.

Post-Employment Benefits	Retirement and deferred compensation plans.	Offer competitive retirement compensation designed to attract and retain mid- and late- career senior executives.

Severance/Change-in-Control	Contingent short-term compensation.	Provide assurance of short-term compensation continuity to allow executives to remain focused on stockholder interests in a dynamic environment.

Benefits	Health and welfare benefits.	Provide business-related benefits consistent with competitive practice to enhance executive work efficiency.

Total Direct Compensation

The first three components of compensation above comprise “Total Direct Compensation.” The DXC Compensation Committee makes decisions regarding each element of Total Direct Compensation based on DXC’s fiscal year, which ends on March 31. Therefore, the compensation decisions described below were intended to cover the period commencing April 1, 2017 and ending March 31, 2018. In assessing the competitiveness of the Total Direct Compensation opportunity and each of its components (base salary, annual cash incentives, and long-term incentives) for its executives, DXC compared these components to the market median for similarly situated executives in companies against which DXC competes for executive talent.

The market competitiveness of DXC’s pay opportunities is just one factor that the DXC Compensation Committee reviews in evaluating DXC’s executive compensation programs. Additional factors may include DXC’s performance (including its transformation strategy and management performance in executing that strategy) and individual factors such as an employee’s level of responsibility, experience, succession prospects and individual performance.

Base Salary

General. Base salary is the only fixed component of executive compensation and constitutes a small percentage of Total Direct Compensation. Base salary is determined by the level of responsibility assumed by an executive, experience, performance and competitive pay practices. Base salary adjustment decisions also consider promotions, changes in responsibilities, performance, succession prospects, DXC merit pay budgets and market trends. At the beginning of each fiscal year, the DXC Compensation Committee reviews the base salary for each officer of DXC and determines base salary adjustments, if any. The DXC Compensation Committee considers how base salary adjustments affect annual cash incentive opportunities and long-term incentive grant values, as both are defined as a percentage of base salary.

DXC Fiscal 2018 Base Salaries. The following table presents the DXC Fiscal 2018 annualized and actual base salaries for Mr. Kavanaugh and Mr. Gallagher and the percentage the annualized base salary represents in Target Total Direct Compensation.

Named Executive Officer	Annualized DXC Fiscal 2018 Base Salary	Percentage of Target Total Direct Compensation
John P. Kavanaugh	$350,000	53%
James L. Gallagher	$262,232	53%

Annual Incentive Compensation (EICP)

General. DXC provides short-term incentive compensation under the Employee Incentive Compensation Plan (“EICP”), an annual cash bonus plan designed to take into account a variety of factors, including DXC financial performance, client satisfaction and an executive’s individual performance. Awards under the EICP therefore are directly linked to both DXC and individual performance. In connection with the Spin-Off and Mergers, we have adopted an annual bonus plan for any employees transferred from DXC to us that is substantially equivalent to the EICP and we will be responsible for paying any bonuses for such employees under such plan after the Spin-Off and Mergers.

Target EICP Awards. The DXC Compensation Committee establishes a target award percentage for each executive, representing a percentage of base salary, and an associated target award value. Each executive’s target award value is established in consideration of market practices, individual scope of responsibility and expected contribution. The table below reflects the target award percentage for awards granted during DXC Fiscal 2018, the corresponding target award value, and the target award value as a percentage of target Total Direct Compensation for Mr. Kavanaugh and Mr. Gallagher.

Named Executive Officer	Target EICP Percentage	Target EICP Value	Percentage of Target Total Direct Compensation
John P. Kavanaugh	60%	$210,000	32%
James L. Gallagher	60%	$157,339	32%

How the EICP Works. EICP awards are earned based on performance relative to targeted financial goals, and pre-established customer satisfaction objectives, weighted 80% and 20%, respectively, and are subject to further discretionary modification for individual performance. The DXC Compensation Committee gives prominent weight to client satisfaction as a performance measure to help foster a client-focused, metric-driven culture within DXC.

In order to emphasize profitability, DXC must achieve at least 80% of its consolidated earnings before income and taxes (EBIT) goal before any EICP payments are made. EBIT is defined as net income (calculated in accordance with GAAP), adjusted for income tax expense (benefit), interest expense, and interest income. In addition, executives in specific regions (including USPS) do not receive an EICP payment unless the region achieves at least 80% operating profit. Assuming the DXC EBIT and operating profit, if applicable, threshold levels are achieved, the percentage achievement of the EBIT goal also serves as a multiplier or “funding factor” which is applied to the percentage achievement of the EICP financial metrics as a whole to determine the overall score for the financial metrics portion of the EICP, up to a maximum of 200%.

Weighted financial metric performance (as adjusted by the EBIT funding factor) plus weighted customer satisfaction metric performance determines the initial payout score, which is then adjusted for individual performance and multiplied by an executive’s target award to reach the final EICP payout amount.

For DXC Fiscal 2018, special rules applied for executives who were “covered individuals” within the meaning of Section 162(m). If DXC achieved 80% of its EBIT goal for the year, each such executive who was a “covered individual” within the meaning of Section 162(m) became eligible to receive the maximum possible EICP payout. However, to ensure the EICP operated the same way for all executives, the DXC Compensation Committee could then exercise “negative discretion” to reduce such executive’s EICP payment based on actual performance with respect to the financial and other metrics described in this section. This process may be revised in 2018 to reflect changes in the U.S. tax law.

Financial Metrics. Executives in certain regions (including USPS) are measured against both DXC and regional financial performance. DXC management recommends specific targets for financial measures, which are reviewed and approved by the DXC Compensation Committee and the board of directors of DXC. Financial goals for the U.S. Public Sector region (comprising 80% of the total EICP award) include DXC revenue (weighted 10%); region revenue (weighted 10%); DXC EBIT (weighted 30%); and region operating profit (weighted 30%).

Financial Metric Performance Scale. For EICP awards granted during DXC Fiscal 2018, the DXC Compensation Committee established scales of “payout percentages” to assess performance against the financial goals described above, including for purposes of determining the DXC EBIT funding factor applicable to the financial metrics. The scale for the DXC EBIT performance goal ranges from 50% payout at a threshold 80% achievement to a maximum 200% payout at 120% achievement, and the scale for the DXC revenue goal ranges from 50% payout at a threshold 90% achievement to a maximum 200% payout at 110% achievement.

Customer Satisfaction Metrics. For the customer satisfaction metric, the DXC Compensation Committee generally establishes the customer responses to its prior year survey as a baseline, and sets improvement goals over that baseline for DXC as a whole and for specific business units and regions. DXC uses the Net Promoter Score (“NetPS”) system to evaluate customer satisfaction. No payouts of the customer satisfaction component are made unless at least 50% of DXC’s solicited customers responded to the survey.

Long-Term Incentive Compensation

General. Long-term incentive (“LTI”) compensation is the largest component of executive compensation for the DXC executives. DXC’s LTI awards (which are granted under the DXC Plan) consist of grants of service-vesting RSUs, weighted 30%, and PSUs with a three-year performance cycle, weighted 70%. At the beginning of each fiscal year, the DXC Compensation Committee establishes a target LTI grant value for each executive, expressed as a percentage of base salary, and the relative mix of award types. Individual target LTI grant values are determined in light of market practices, and actual award levels reflect individual performance and succession considerations. Please see the discussion under "DXC Outstanding Equity Award Adjustments" above for a description of how the outstanding DXC option, RSU and PSU awards will be adjusted in connection with the Spin-Off and Mergers.

LTI Target Percentage. The following table presents the target LTI grant values for DXC’s LTI awards granted during DXC Fiscal 2018, the target LTI percentage and long-term incentives as a percentage of target total direct compensation for Mr. Kavanaugh and Mr. Gallagher.

Named Executive Officer	Annualized Base Salary	Target LTI Percentage	Target LTI Value	Percentage of Target Total Direct Compensation
John P. Kavanaugh	$350,000	30%	$105,000	16%
James L. Gallagher	$262,232	30%	$78,670	16%

RSUs. RSUs (comprising 30% of each executive’s target LTI award) provide an opportunity for executives to earn DXC common stock based on their continued service. One-third of the RSUs vest on each of the first three anniversaries of the grant date.

Performance Share Units. PSUs (comprising 70% of each executive’s target LTI award) provide an opportunity for executives to earn DXC common stock if targeted performance goals are met over a three-year performance period (based on DXC’s fiscal year; i.e., the PSUs granted during DXC Fiscal 2018 are scheduled to be earned over the three-year period ending March 31, 2020). Performance is measured based on DXC’s EPS (75% weighting) and free cash flow (FCF, 25% weighting). For each award, EPS and FCF performance is measured over the last year in the three-year performance period. The DXC Compensation Committee establishes threshold, target and maximum EPS and FCF goals, at which 50%, 100% or 200%, respectively, of the weighted EPS or FCF portion of the target PSUs may vest. Up to 200% of the target PSUs may vest if maximum EPS and FCF performance is achieved. Vesting is interpolated for performance between these goals. No PSUs vest if performance is below the EPS and FCF threshold goals. The EPS and FCF metrics are designed to be measured and paid out independent of each other, i.e., payout may result for one metric but not the other.

In addition, in order to recruit, retain and motivate progress toward multi-year transformation goals, each executive may earn a portion of the PSU award after years one and two based on EPS and FCF performance in the first and second years of the performance period. Up to 25% of the target PSUs may be earned at the end of the first year of the performance period if DXC’s EPS and FCF for that year equals or exceeds the threshold EPS and FCF goals for the award. In addition, up to 25% of the target PSUs may be earned at the end of the second year of the performance period if DXC’s EPS and FCF for that year equals or exceeds the threshold EPS and FCF goals (if not achieved after year one) or if DXC’s EPS and FCF performance for the second year equals or exceeds the EPS and FCF goals at which 75% of the weighted EPS or FCF portion of the target PSUs vest (if the PSUs were partially earned after year one). Up to 200% of the target PSUs, less any PSUs, which were earned in years one or two, may be earned at the end of the third year of the performance period, subject to DXC’s EPS and FCF performance for that year. Regardless of when earned, none of the PSUs vest or are settled until the end of year three; thus, vesting and settlement of any PSUs that are partially earned after years one and two remains subject to the executive’s continued employment through the end of the three-year performance period.

DXC Fiscal 2018 Long-Term Incentive Awards. The target award value of LTI awards granted during DXC Fiscal 2018 and the number of shares granted for each element of DXC’s LTI compensation for Mr. Kavanaugh and Mr. Gallagher is set forth in the table below. All share numbers shown below reflect the number of DXC shares originally granted and have not been adjusted to reflect the conversion of the outstanding DXC awards into Perspecta awards in connection with the Spin-Off as described above.

	Target Long- Term Incentives	RSUs		Performance Share Units
Named Executive Officer		Target Award Value	DXC Share Units	Target Award Value	Target DXC Share Units
John P. Kavanaugh	$105,000	$31,500	410	$73,500	958
James L. Gallagher	$78,670	$23,601	307	$55,069	718

In accordance with DXC’s Equity Grant Policy, the target award values listed in the table above generally differ from the award values listed in the Summary Compensation Table. The number of shares underlying the RSUs and PSUs was calculated by dividing the target grant value by the average closing price of DXC stock from April 1, 2017 until the grant date. This method is employed to reduce the impact of stock price spikes, either positive or negative, when determining the number of shares underlying these awards. In contrast, the grant values in the Summary Compensation Table are determined using the grant date closing price, and the grant values for the PSUs in the Summary Compensation Table are based on the probable achievement of the performance goals at the time of grant.

DXC Fiscal 2018 Total Direct Compensation

The chart below displays the value of each element of DXC Fiscal 2018 target Total Direct Compensation described above for Mr. Kavanaugh and Mr. Gallagher. As noted above in the discussion of each element of compensation, the value of compensation actually realized will vary from the DXC Compensation Committee’s targets based on financial results and stock price performance.

Named Executive Officer	Base Salary	Target Annual Cash Incentives	Target LTI Grant Value	Target Total Direct Compensation
John P. Kavanaugh	$350,000	$210,000	$105,000	$665,000
James L. Gallagher	$262,232	$157,339	$78,670	$498,241

DXC Fiscal 2018 Officer Retention Grants.

DXC has from time to time granted retention awards in order to recognize and retain key employees who are viewed as critical to the future success of DXC. Each of Mr. Kavanaugh and Mr. Gallagher received a retention award during DXC Fiscal 2018. Mr. Kavanaugh’s award was in the amount of $80,200, half of which was paid in cash, subject to a clawback if Mr. Kavanaugh resigns or is terminated for cause prior to August 1, 2018, and the remaining half of which was in the form of RSUs vesting on August 15, 2018, subject to Mr. Kavanaugh’s continued employment. Mr. Gallagher received cash retention awards in the total amount of $268,741, of which $131,116 is subject to a clawback if Mr. Gallagher’s employment terminates prior to November 13, 2018.

Other DXC Executive Compensation

Post-Employment Benefits

Retirement Plans. The DXC Compensation Committee views retirement benefits as an important component of DXC’s executive compensation program. As such, DXC offers its employees, including Mr. Kavanaugh and Mr. Gallagher prior to the Spin-Off, a retirement program that provides the opportunity to accumulate retirement income. DXC periodically reviews its benefits program against its peer group and aims for the program to be competitive.

Retirement Plans
Matched Asset Plan (“MAP”)	Broad-based, qualified, defined contribution 401(k) plan with company match on a portion of employee contributions and directed investment alternatives.

Severance and Change in Control Benefits

Following the Spin-Off, in order to offer competitive total compensation packages to our executive officers, as well as to ensure the ongoing retention of these individuals, we have offered certain severance benefits to a select group of executive officers that are similar to the DXC severance benefits offered to certain of its executive officers.

Specifically, we have established a Severance Plan for Senior Management and Key Employees (the “Severance Plan”) providing “double trigger” income and benefits continuity protection to eligible executives for the limited case in which the employment of the executive officer is terminated by us without cause or by the executive for good reason during a specified window of time following a change in control. The Severance Plan is intended to preserve executive productivity and encourage retention during an actual or potential change in control. Severance benefits are a multiple of the executive’s base salary plus average annual earned/paid bonus during the three fiscal years prior to which employment termination has occurred and continuation of certain health and welfare benefits for a specified period following the termination of employment, depending on the executive’s position. Mr. Curtis participates in the Severance Plan at a multiple of 3x.

We also established an Executive Officer Severance Policy (the “Severance Policy”) to provide severance benefits in the discretion of our Human Resources and Compensation Committee and our Chief Executive Officer to certain executives whose employment with us is terminated without cause in situations not involving a change in control. The Severance Policy covers our Chief Executive Officer and those executives reporting directly to our Chief Executive Officer who are Section 16 officers. An executive who resigns is not entitled to benefits under the Severance Policy. Severance benefits are up to 12 months of the executive’s base salary, a pro-rata annual bonus for the year in which the termination occurs based on actual performance, and continuation of certain health and welfare benefits for up to 12 months following the termination of employment.

Prior to the Spin-Off, neither Mr. Kavanaugh nor Mr. Gallagher participated in the DXC severance plans or policies for DXC’s executive officers; instead, each was eligible for certain severance benefits under DXC’s broad-based workforce reduction policy that applies generally to all full-time, non-executive DXC employees located in the United States (the “DXC Workforce Reduction Policy”). Under this policy, eligible employees whose employment is involuntarily terminated due to discontinuance of a business unit or function, business reorganization, lack of work, position elimination, or similar business reason can receive up to 8 weeks of severance pay based on years of service.

Other Benefits

DXC provides health and welfare benefits to eligible employees, including medical, dental, life, disability and accident insurance. These benefits are available to all U.S. employees generally, including Mr. Kavanaugh and Mr. Gallagher prior to the Spin-Off. These programs are designed to provide certain basic quality of life benefits and protections.

DXC Compensation Framework

DXC’s senior management reviews and makes recommendations for compensation for DXC’s executive officers to the DXC Compensation Committee, which is responsible for overseeing DXC’s compensation policies and programs. In making decisions regarding executive compensation, the DXC Compensation Committee is assisted by PM&P, its independent compensation consultant, which advises the committee on trends and best practices in the design, composition and policies of executive compensation programs and provides commentary and advice on management proposals to the DXC Compensation Committee. DXC reviews market pay levels and practices for executives using a combination of survey data and proxy disclosures on pay for DXC’s peer group.

As noted above, we formed our own Human Resources and Compensation Committee to oversee our executive compensation policies and programs following the Spin-Off and Mergers. Our Human Resources and Compensation Committee has retained its own independent compensation consultant, which attends Human Resources and Compensation Committee meetings and provides advice and recommendations to the Human Resources and Compensation Committee on levels and components of pay, pay trends, the composition of our peer group and other related matters. We review market pay levels and practices for our executives using a combination of survey data and proxy disclosures on pay for our peer group, which initially is composed of the companies listed under the heading “-Fiscal 2019 Expected Perspecta Compensation” above.

Additional Compensation Policies of DXC

In addition to the components of DXC’s executive compensation program, DXC maintains the compensation policies described below. We have adopted similar compensation policies following the Spin-Off and Mergers.

DXC Policy on Transactions in Company Securities and Related Derivatives

The board of directors of DXC has adopted a policy prohibiting directors, corporate officers and each employee of DXC or its subsidiaries who are financial insiders, and members of their immediate families, from entering into any transactions in DXC’s securities except during announced trading periods, or pursuant to a trading plan under Rule 10b5-1 of the Exchange Act. Such transactions are subject to pre-approval by DXC’s Chief Executive Officer, Chief Financial Officer, Chief Human Resources Officer and General Counsel prior to entering any such transaction. In addition, DXC has prohibited directors, officers and financial insiders, and members of their immediate families, from derivative security transactions with respect to equity securities of DXC. DXC also discourages directors, officers and financial insiders from margining or pledging DXC stock to secure a loan or purchase shares of DXC stock on margin.

DXC’s Equity Ownership Guidelines

The DXC Compensation Committee has adopted equity ownership guidelines for senior level executives to encourage them to build their ownership positions in DXC’s common stock over time and retain shares they earned through DXC’s equity incentive plans. The DXC Compensation Committee believes that stock ownership by DXC’s executive officers further aligns their interests with those of long-term stockholders. Under the equity ownership guidelines, each senior level executive who has not yet achieved the equity ownership levels is required to retain a certain percentage of the net shares (after withholding for taxes and exercise price) resulting from stock option exercises, PSU payments or other Long-Term Incentives until the levels are achieved. In order to encourage executives to meet the guidelines more quickly, there are higher retention requirements the farther an executive is from meeting the guidelines. Executives who satisfy 50% or less of their ownership guideline are required to retain 100% of their net shares, executives who satisfy between 51% and 75% of their ownership guideline are required to retain 75% of their net shares, and executives who satisfy more than 75% of their ownership guidelines are required to retain 50% of their net shares. The ownership guidelines for Mr. Kavanaugh and Mr. Gallagher were as follows:

Position	Stock Value as a Percentage of Base Salary
Mr. Kavanaugh	100%
Mr. Gallagher	100%

The DXC Compensation Committee reviews compliance with the guidelines on an annual basis and considers the amount of common stock held directly or through DXC’s MAP and time-based RSUs (but not PSUs) in determining whether an executive has achieved his designated equity ownership level.

DXC Compensation Recoupment Policy

DXC maintains a compensation recoupment or “clawback” policy that permits DXC to recover cash or equity performance-based compensation from participants whose fraud or intentional illegal conduct materially contributes to a financial restatement. The policy allows for the recovery of the difference between compensation awarded or paid and the amount which would have been paid had it been calculated based on the restated financial statements, excluding any tax payments. In addition, under DXC’s equity grant agreements, employees may be required to forfeit awards or gains if a recipient breaches the non-competition, non-solicitation of employees, or non-disclosure provisions of such agreements.

Summary Compensation Table

The following table provides information on the compensation of Mr. Kavanaugh and Mr. Gallagher paid or awarded by DXC for DXC Fiscal 2018.

Name & Principal Position (a)	Fiscal Year (b)	Salary(1) (c)	Bonus (d)	Stock Awards(2) (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation(3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4) (h)	All Other Compensation(5) (i)	Total (j)

John P. Kavanaugh Chief Financial Officer	2018	$350,000	$40,100	$149,832	$—	$210,000	$—	$8,290	$758,222

James L. Gallagher General Counsel and Secretary	2018	$262,232	$268,741	$79,458	$—	$157,339	$—	$3,963	$771,733

(1)	The amount shown reflects each employee’s annualized salary rate for DXC Fiscal 2018. All employees listed in the table are paid in U.S. dollars.

(2)
The amounts shown in Column (e) do not reflect compensation actually received by the employees listed in the table, but instead represent the aggregate grant date fair values computed in accordance with FASB ASC Topic 718 for performance-vesting and service-vesting RSUs granted during the fiscal year. Pursuant to SEC rules, we present the amounts excluding the impact of estimated forfeitures. RSUs are valued based on the closing price of DXC common stock on the applicable grant date. These awards have been determined based on certain assumptions. The assumptions related to these awards are described in Note 4 - "Restructuring" in the notes to the Combined Financial Statements included elsewhere in this Annual Report on Form 10-K. A substantial portion of the stock awards granted consisted of PSUs. For all PSUs, the amounts included in Column (e) reflect the value at the grant date based upon the estimated performance during the performance period at 100% of target. The maximum grant date values of the stock awards granted during DXC Fiscal 2018 (including service-vesting RSUs, and assuming that PSUs were to have a pay out at the maximum of 200% of target) are as follows:

Name	DXC Fiscal 2018 Stock Awards at Maximum Value
John P. Kavanaugh	$224,096
James L. Gallagher	$135,117

(3)
Reflects the target amount of each employee’s DXC Fiscal 2018 EICP award, but the actual amount earned may range from 0% to 200% of this amount, depending on the outcome of the performance goals and other factors discussed under “Annual Incentive Compensation” in the CD&A, above, for DXC Fiscal 2018.

(4)
DXC does not currently sponsor or maintain a pension plan. None of the individuals listed in the table received any above-market or preferential earnings under any nonqualified deferred compensation plan for the year presented in the table.

(5)
Column (i) includes the total dollar amount of all other compensation paid to each individual listed in the table. During DXC Fiscal 2018, DXC made matching contributions to DXC’s broad-based 401(k) defined contribution plan on behalf of Mr. Kavanaugh and Mr. Gallagher. DXC also paid premiums for a life insurance policy for the benefit of Mr. Kavanaugh and Mr. Gallagher, each of whom has not received nor will receive, nor has been allocated, an interest in any cash surrender value under this policy. None of the individuals listed in the table received any perquisites during DXC Fiscal 2018.

The amount of matching contributions to the defined contribution plan and life insurance premiums paid for each individual listed in the table in Fiscal Year 2018 are set forth below:

Name	401(k) Plan Matching Contributions	Basic Life Insurance Premiums	Total
John P. Kavanaugh	$7,721	$569	$8,290
James L. Gallagher	$3,537	$426	$3,963

All employees (including Mr. Kavanaugh and Mr. Gallagher) with at least one year of service are vested in the matching contributions credited to their 401(k) accounts.

Grants of Plan-Based Awards

The following table provides information on EICP awards and RSUs granted to Mr. Kavanaugh and Mr. Gallagher in DXC Fiscal 2018. All share numbers shown below reflect the number of DXC shares originally granted and have not been adjusted to reflect the conversion of the outstanding DXC awards into Perspecta awards in connection with the Spin-Off as described above.

	Grant Date (b)	Approval Date (c)	Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (j)	All Other Option Awards: Number of Securities Underlying Options (k)	Exercise or Base Price of Option Awards (l)	Grant Date Fair Value of Stock and Option Awards (m)
Name (a)			Threshold (d)	Target (e)	Maximum (f)	Threshold (g)	Target (h)	Maximum (i)
John P. Kavanaugh
EICP	—	—	$105,000	$210,000	$420,000	—	—	—	—	—	—	—
RSUs-Performance	5/31/17	5/31/17	—	—	—	60	958	1,916	—	—	—	$74,264
RSUs-Service	5/31/17	5/31/17	—	—	—	—	—	—	410	—	—	$31,783
RSUs-Retention	8/15/17	8/15/17	—	—	—	—	—	—	513	—	—	$43,785

James L. Gallagher
EICP	—	—	$78,669	$157,339	$314,678	—	—	—	—	—	—	—
RSUs-Performance	5/31/17	5/31/17	—	—	—	45	718	1,436	—	—	—	$55,659
RSUs-Service	5/31/17	5/31/17	—	—	—	—	—	—	307	—	—	$23,799

(1)
The amounts shown in Columns (d), (e) and (f) reflect the threshold, target and maximum amounts that may be earned under DXC’s EICP for awards granted in DXC Fiscal 2018, which relate to DXC’s fiscal year ending on March 31, 2018.

(2)
These columns represent the threshold, target and maximum number of shares that may be earned under the PSU awards granted by DXC in DXC Fiscal 2018, which relate to the three-year performance period ending March 31, 2020. The number of shares that may be earned ranges from 6.25% of the target shares if the DXC Fiscal 2018 or Fiscal 2019 FCF threshold is met, to a maximum of 200% of the target shares if DXC’s Fiscal 2020 EPS and FCF maximums is achieved. The threshold number contained in Column (g) represents achievement of 6.25% of target, but the actual payment may range to zero.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on unexercised DXC stock options and unvested DXC RSUs held by Mr. Kavanaugh and Mr. Gallagher as of March 31, 2018, the last day of DXC Fiscal 2018. All share numbers and exercise prices shown below reflect the number of DXC shares originally granted and the original DXC exercise prices and have not been adjusted to reflect the conversion of the outstanding DXC awards into Perspecta awards in connection with the Spin-Off as described above.

		Option Awards				Stock Awards
Name (a)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Options Unexercisable (c)	Option Exercise Price (d)	Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested (f)	Market Value of Shares or Units of Stock That Have Not Vested[1] (g)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested[2] (h)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested[1,2] (i)
John P. Kavanaugh	8/15/13	5,550	—	$23.14	8/15/23	—	—	—	—
	5/16/14	6,178	—	$27.47	5/16/14	—	—	—	—
	12/15/15	—	—	—	—	20,893[5]	$2,100,373	—	—
	5/27/16	—	—	—	—	2,265[6]	$227,700	—	—
	5/31/17	—	—	—	—	—	—	958[3]	$96,308
	5/31/17	—	—	—	—	410[4]	$41,217	—	—
	8/15/17	—	—	—	—	513[7]	$51,572	—	—
James L. Gallagher	12/10/14	2,189	—	$60.78	12/9/22	—	—	—	—
	12/9/15	1,295	—	$43.44	12/8/23	—	—	—	—
	5/31/17	—	—	—	—	—	—	718[3]	$72,181
	5/31/17	—	—	—	—	307[4]	$30,863	—	—

(1)
The market value of service-vesting RSUs shown in column (g) and PSUs shown in Column (i) is based on the $100.53 closing market price of DXC common stock on March 29, 2018, the last trading day of the DXC fiscal year ended March 31, 2018.

(2)	The number of unearned PSUs and the market value of unearned PSUs shown in Columns (h) and (i) are based on achieving target performance goals for the PSUs granted during DXC Fiscal 2018.

(3)	Target number of Fiscal 2018 PSU grants. Between 0-200% of target shares will vest after the end of Fiscal 2020, subject to achievement of performance goals.

(4)	Shares will vest in equal thirds on May 31, 2018, May 31, 2019 and May 31, 2020.

(5)	Shares will vest on December 15, 2018.

(6)	Shares will vest on May 27, 2018.

(7)	Shares will vest on August 15, 2018.

Options Exercise and Stock Vested

The following table provides information on DXC stock options and DXC RSUs that were exercised by Mr. Kavanaugh and Mr. Gallagher or that vested during DXC Fiscal 2018. All share numbers shown below reflect the number of DXC shares originally acquired on exercise or vesting.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (d)	Value Realized on Vesting (e)
John P. Kavanaugh	7,642	$283,315	5,026	$377,901
James L. Gallagher	0	$—	0	$—

Pension Benefits

DXC did not maintain any qualified or nonqualified defined-benefit pension plan during DXC Fiscal 2018.

Nonqualified Deferred Compensation

Neither Mr. Kavanaugh nor Mr. Gallagher participated in any nonqualified deferred compensation plan maintained by DXC during DXC Fiscal 2018.

Potential Payments Upon Change in Control and Termination of Employment

As noted above, neither Mr. Kavanaugh nor Mr. Gallagher participated in any of the DXC severance plans or policies for executive officers of DXC. Instead, each of these individuals was eligible for severance benefits under the DXC Workforce Reduction Policy. The severance benefits provided by DXC during DXC Fiscal 2018 for Mr. Kavanaugh and Mr. Gallagher are described below. Mr. Kavanaugh and Mr. Gallagher are also eligible for accelerated vesting of their outstanding equity awards in certain circumstances pursuant to the terms of their awards as described below.

Change in Control Termination Benefits

The table below reflects the value of compensation and benefits that might have been payable under DXC plans and arrangements existing as of March 31, 2018, the last day of DXC Fiscal 2018, if a change in control had occurred on that date and, in circumstances explained below, Mr. Kavanaugh’s and Mr. Gallagher’s employment had terminated. These amounts are reported based upon each individual’s compensation and service levels as of such date and, if applicable, and in accordance with SEC regulations, based on DXC’s closing stock price of $100.53 on March 29, 2018, the last trading day of DXC Fiscal 2018. These benefits are in addition to benefits available prior to the occurrence of any termination of employment, including under then-exercisable stock options, retirement plans and deferred compensation plans, and benefits available generally to salaried employees, such as distributions under DXC’s broad-based 401(k) plan.

The actual amounts that would be paid upon an executive’s termination of employment in connection with a change in control can be determined only at the time of any such event. Due to the number of factors that affect the nature and amount of any benefits provided upon such an event, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, DXC’s stock price and the executive’s age and service.

The benefits payable as a result of a change in control as reported in the columns of this table are as follows:

•
Cash Severance Benefit: Under the DXC Workforce Reduction Policy, upon an involuntary termination without cause following a change in control, eligible employees may receive a cash severance benefit up to 8 weeks of pay based on their respective years of service;

•

•
Benefits Continuation: The DXC Workforce Reduction Policy provides that upon an involuntary termination without cause following a change in control, DXC will pay the applicable premium for the first 30 days of COBRA continuation coverage for eligible employees who elect COBRA;

•
Equity Awards: The amounts reported in the table below are the intrinsic value of RSU awards (including PSUs) that vest only if the executive experiences a qualifying termination of employment on or after the change in control (the table below assumes such termination occurred on such date); and

•	No Excise Tax Gross-Up: None of Mr. Kavanaugh or Mr. Gallagher is entitled to an excise tax gross up.

			Early Vesting of:
Name	Cash Severance Benefit[1]	Misc. Benefits Continuation	Stock Options	Time Vesting RSUs[2]	PSUs[2]	Total Payments[3]
John P. Kavanaugh	$26,923	$1,435	$—	$2,420,862	$96,308	$2,545,528
James L. Gallagher	$30,258	$809	$—	$30,863	$72,181	$134,111

(1)
The cash severance benefit is equal to (i) 4 weeks of base salary for Mr. Kavanaugh; and (ii) 6 weeks of base salary for Mr. Gallagher, based on each individual’s years of service per the DXC Workforce Reduction Policy.

(2)	The intrinsic value of RSUs and PSUs, per share, is based on the closing market price of DXC common stock on March 29, 2018 ($100.53).

(3)	Total Payments do not reflect any potential 280G excise taxes payable by executives.

Termination Benefits Unrelated to Change in Control

The table below reflects the value of compensation and benefits that might have been payable under DXC plans and arrangements existing as of March 31, 2018, the last day of DXC Fiscal 2018, if Mr. Kavanaugh’s and Mr. Gallagher’s employment had been terminated on that date in the circumstances explained below. These amounts are reported based upon each individual’s compensation and service levels as of such date and, if applicable, in accordance with SEC regulations, based on DXC’s closing stock price of $100.53 on March 29, 2018, the last trading day of DXC Fiscal 2018. These benefits are in addition to benefits available prior to the occurrence of any termination of employment, including under then-exercisable stock options, retirement plans and deferred compensation plans, and benefits available generally to salaried employees, such as distributions under DXC’s broad-based 401(k) plan.

The actual amounts that would be paid upon each individual’s termination of employment absent a change in control can be determined only at the time of any such event. Due to the number of factors that affect the nature and amount of any benefits provided upon such an event, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, DXC’s stock price and the executive’s age and service.

The benefits payable as a result of a termination of employment as reported in the columns of this table are as follows.

•
Cash Severance Benefit: Under the DXC Workforce Reduction Policy, upon an involuntary termination without cause, eligible employees may receive a cash severance benefit up to 8 weeks of pay based on their respective years of service;

•
Benefits Continuation: The DXC Workforce Reduction Policy provides that upon an involuntary termination without cause, DXC will pay the applicable premium for the first 30 days of COBRA continuation coverage for eligible employees who elect COBRA; and

•
Equity Awards: No unvested equity awards granted during DXC Fiscal 2018 would have become vested upon Mr. Kavanaugh’s or Mr. Gallagher’s termination of employment absent a change in control. Unvested equity awards (RSUs) granted to Mr. Kavanaugh prior to DXC Fiscal 2018 would have become vested upon Mr. Kavanaugh’s qualifying termination of employment based on the prior change in control of CSC.

Name	Cash Severance Benefit[1]	Benefits Continuation	Equity Awards	Aggregate Payments
John P. Kavanaugh	$26,923	$1,435	$2,328,073	$28,358
James L. Gallagher	$30,258	$809	$—	$31,066

(1)
The cash severance benefit is equal to (i) 4 weeks of base salary for Mr. Kavanaugh; and (ii) 6 weeks of base salary for Mr. Gallagher, based on each individual’s years of service per the DXC Workforce Reduction Policy.

Vesting of Equity Awards Upon Termination of Employment. All DXC annual equity awards provide for accelerated vesting (unless the DXC Compensation Committee determines otherwise) upon retirement, other than for Cause (as defined below), at age 62 or older with at least 10 years of service (and, in the case of PSUs, provided the executive’s retirement date is more than one year after the grant date). Neither Mr. Kavanaugh nor Mr. Gallagher was eligible to retire under this definition. In addition, all annual equity awards provide for accelerated vesting upon an executive’s termination of employment due to death or permanent disability, with vesting of PSUs occurring with respect to only a pro-rata fraction of the target amount (based on the executive’s service during the applicable performance period), as opposed to the full target amount, if such termination occurred during the applicable performance period. If Mr. Kavanaugh or Mr. Gallagher had terminated employment due to death or permanent disability, they would each have received the amounts shown next to their respective names for early vesting of service-vesting RSUs and PSUs on the Change in Control Termination Benefits table above, except that amounts for PSU grants would be pro-rated.

For purposes of the equity awards, “Cause” means:

•	fraud, misappropriation, embezzlement or other act of material misconduct against DXC or any of its affiliates;

•	conviction of a felony involving a crime of moral turpitude;

•	willful and knowing violation of any rules or regulations of any governmental or regulatory body material to the business of DXC; or

•
substantial and willful failure to render services in accordance with the terms of his or her employment (other than as a result of illness, accident or other physical or mental incapacity), provided that (i) a demand for performance of services has been delivered to the employee in writing by the employee’s supervisor at least 60 days prior to termination identifying the manner in which such supervisor believes that the employee has failed to perform and (ii) the employee has thereafter failed to remedy such failure to perform.

There are provisions in the award agreements for all stock options and RSUs (including PSUs) which require the holder of such securities to deliver to DXC an amount in cash equal to the intrinsic value of the securities on the date (the “Realization Date”) they vested (in the case of RSUs or restricted stock) or were exercised (in the case of stock options) if the holder:

•	competes with DXC after voluntary termination of employment and prior to six months after the Realization Date, or

•
solicits DXC’s customers or solicits for hire or hires DXC’s employees, or discloses DXC’s confidential information, after voluntary or involuntary termination of employment and prior to one year after a Realization Date.

These forfeiture provisions do not apply if there is a change in control within three years prior to the employment termination date.

Director Compensation

As a business unit of DXC prior to the Spin-Off, USPS did not have any non-employee directors. After the Spin-Off, our Human Resources and Compensation Committee reviewed and approved the form and terms of our non-employee director compensation program for periods after the Spin-Off and Mergers.

The compensation program for our non-employee directors for periods after the Spin-Off and Mergers is as follows:

Annual Cash Compensation	$75,000
Annual Equity Compensation	$135,000
Chairperson of the Board Leadership Compensation Premium	$100,000
Audit Committee Chairperson Compensation	$25,000
Human Resources and Compensation Committee Chairperson Compensation	$20,000
Nominating & Corporate Governance Committee Chairperson Compensation	$15,000
Audit Committee Member Compensation	$12,500
Human Resources and Compensation Committee Member Compensation	$10,000
Nominating & Corporate Governance Committee Member Compensation	$7,500

The equity vehicle for the annual equity compensation is restricted stock units with a one-year vesting period.

In addition, after the Spin-Off, our Human Resources and Compensation Committee reviewed and approved stock ownership guidelines for our non-employee directors for periods after the Spin-Off and Mergers equal to five times each director’s annual cash compensation ($375,000), to be achieved over a five-year period.

Human Resources and Compensation Committee Report

The Human Resources and Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis of the Company. Based on such review and discussion, the Human Resources and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Pamela O. Kimmet, Chair
Sanju K. Bansal
Philip O. Nolan

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the beneficial ownership of our common stock as of June 20, 2018 by:

•	each of our stockholders who beneficially own more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Applicable percentages are based on 165,698,525 shares outstanding on June 20, 2018, adjusted as required by rules promulgated by the SEC. Except as otherwise noted in the footnotes below, each person or entity identified in the table has sole voting and investment power with respect to the securities he, she or it holds, and the address of each person or group is c/o Perspecta, 15052 Conference Center Drive, Chantilly, VA 20151.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class
Veritas Capital Fund Management, L.L.C.	23,273,341[1]	14.05%
9 West 57th Street, 29th Floor
New York, New York, 10019

The Vanguard Group, Inc.	10,425,851[2]	6.29%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355

BlackRock, Inc.	9,167,093[3]	5.53%
40 East 52nd Street
New York, New York 10022

John M. Curtis	—	—

John P. Kavanaugh	1,298[4]	*

James L. Gallagher	1,929[4,5]	*

J. Michael Lawrie	295,505	*

Ramzi M. Musallam	23,273,341[6]	14.05%

Sondra L. Barbour	—	—

Sanju K. Bansal	—	—

Lisa S. Disbrow	—	—

Pamela O. Kimmet	—	—

Philip O. Nolan	—	—

Biggs C. Porter	31	*

Paul N. Saleh	68,144	*

All executive officers and directors of the Company, as a group	23,640,248[7]	14.27%

* Less than 1%.

(1)
Based solely on the most recently available Schedule 13D filed by SI Organization Holdings LLC (“SI”), The Veritas Capital Fund IV, L.P. (“Fund IV”), Veritas Capital Partners IV, L.L.C. (“Fund IV LLC”), and Ramzi M. Musallam with the SEC on June 6, 2018. The Schedule 13D provides that Fund IV LLC is the general partner of Fund IV, which has certain rights in respect of SI. Mr. Musallam is the managing partner of Fund IV LLC and Veritas Capital Partners III, L.L.C. (“Fund III LLC”), which is the general partner of The Veritas Capital Fund III, L.P., which is the managing member of KGS LLC. SI holds 18,877,244 shares of Perspecta common stock. Each of SI, Fund IV (including on the basis of its power to appoint all of the members of the board of managers of SI), and Fund IV LLC (including on the basis of Fund IV LLC serving as the general partner of Fund IV) may be deemed to beneficially own and share the power to dispose of such shares. Mr. Musallam may be deemed to beneficially own and share the power to vote and dispose of the 18,877,244 shares of Perspecta common stock held directly by SI and an additional 4,396,097 shares of common stock held directly by KGS LLC, including on the basis of Mr. Musallam serving as the managing partner of Fund IV LLC and Fund III LLC.

(2)
Based solely on the most recently available Schedule 13G filed by The Vanguard Group (“Vanguard”) with the SEC on February 7, 2018 regarding DXC. The Schedule 13G regarding DXC provides that Vanguard has sole voting power over 405,617 shares of DXC, shared voting power over 68,038, sole dispositive power over 20,386,782 shares of DXC and share dispositive power over 464,921 shares of DXC.

(3)
Based solely on the most recently available Schedule 13G filed with the SEC on February 1, 2018 by BlackRock, Inc. (“BlackRock”) regarding DXC. The Schedule 13G regarding DXC provides that (i) BlackRock is a parent holding company or control person and (ii) BlackRock, through its subsidiaries identified therein, had sole voting power over 16,063,032 shares of DXC and sole dispositive power over 18,334,186 shares of DXC.

(4)
With respect to Mr. Kavanaugh, Mr. Gallagher and all executive officers and directors of the Company as a group, includes 51; 1,201; 1,252 shares of unvested outstanding on June 20, 2018 which are anticipated to vest within 60 days thereafter. Holders of unvested restricted stock units have sole voting power, but no investment power, with respect thereto.

(5)
With respect to Mr. Gallagher and all executive officers and directors of the Company as a group, includes 1,742 shares of common stock, subject to employee options which were outstanding on June 20, 2018, and currently are exercisable or which are anticipated to become exercisable within 60 days thereafter. These shares have been deemed to be outstanding in computing the Percentage of Class.

(6)
Mr. Musallam is a member of our Board of Directors is also the Managing Partner of Veritas Capital. Mr. Musallam may be deemed a beneficial owner of the shares of common stock beneficially owned by Veritas Capital and its affiliated investment funds and certain co-investors. See footnote 1 above.

(7)	The executive officers and directors, as a group, have sole voting and investment power with respect to 23,640,248 shares.

The following table gives information about our common stock that may be issued under Perspecta's equity compensation plans as of March 31, 2018, before completion of the Spin-Off and Mergers.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements with DXC

On May 31, 2018, Perspecta became an independent company through consummation of the Spin-Off. Prior to the Spin-Off, Perspecta was a wholly-owned subsidiary of DXC. Prior to May 31, 2018, DXC undertook a series of internal transactions, following which Perspecta held the businesses constituting USPS, as described in Perspecta’s Registration Statement on Form 10 filed with the SEC on April 30, 2018.

DXC does not have an ownership interest in Perspecta following the Spin-Off, and we operate independently of DXC, apart from certain intellectual property licenses. In order to govern the ongoing relationships between us and DXC after the Spin-Off and to facilitate an orderly transition, we and DXC entered into agreements providing for various services and rights following the Spin-Off and under which we and DXC agreed to indemnify each other against certain liabilities arising from our respective businesses.

The agreements described below have been filed as exhibits to this Annual Report on Form 10-K, and the summaries below set forth the terms of the agreements that we believe are material. These summaries are qualified in their entirety by reference to the full text of the applicable agreements.

Separation and Distribution Agreement

We have entered into the SDA with DXC. The SDA governs certain aspects of our relationship with DXC following the Spin-Off.

Allocated Cost Protection. If the annualized cost of performing certain USPS activities identified by the SDA as “corporate dedicated and corporate shared expenses,” (the “USPS Corporate Expenses”) as calculated during the most recent three-month period for which financial information is reasonably available preceding the Distribution Date, exceeds $116 million, then DXC will pay Perspecta within 120 days after the Distribution Date an amount not to exceed $25 million that consists of the excess of such USPS Corporate Expenses over $116 million and Perspecta’s reasonable expenses (including projected severance and other restructuring costs) in connection with reducing the total USPS Corporate Expenses to $116 million. Additionally, DXC will work with Perspecta management to prepare a budget for USPS Corporate Expenses for the twelve months following the Distribution Date (the “FY 19 Corporate Expense Budget”). If Perspecta’s pro rata share of the FY 19 Corporate Expense Budget exceeds $116 million, then DXC will pay Perspecta within 120 days after the Distribution Date an amount not to exceed $25 million that consists of the excess of such USPS Corporate Expenses over $116 million and Perspecta’s reasonable expenses (including projected severance and other restructuring costs) in connection with reducing the total FY 19 Corporate Expense Budget to $116 million.

Capitalized Lease Obligations. If the aggregate outstanding balance of contractual capitalized lease obligations that are liabilities of Perspecta on the Distribution Date, other than capitalized lease obligations in respect of new contracts awarded after the date of the Merger Agreement, exceeds $300 million and, within 180 days of the Distribution Date, DXC has failed to take steps necessary to reduce the aggregate outstanding balance thereunder below $300 million, then DXC shall pay Perspecta an amount equal to the excess over $300 million.

Intercompany Arrangements. All agreements, arrangements, commitments and understandings, including most intercompany accounts payable or accounts receivable, between us on the one hand, and DXC on the other hand, terminated effective as of the Distribution, except specified agreements and arrangements that are intended to survive the Distribution.

Shared Contracts. We and DXC will use commercially reasonable efforts to work together in an effort to divide, partially assign, modify or replicate any contract or agreement of ours, DXC’s or any of our or their respective affiliates, if such contract or agreement relates in any material respect to both USPS and the businesses and operations conducted by DXC and its subsidiaries other than USPS. We expect that division, assignment, modification or replication to result in the assumption by USPS of certain related vendor and customer commitments.

Non-competition. The SDA provides that (1) DXC and we will be restricted from engaging in certain business activities in certain areas of the U.S. state and local government field, (2) DXC will be restricted from engaging in business activities in the U.S. federal government field and (3) we will be restricted from engaging in business activities in the commercial field, each for a period of two years after the Distribution.

Further Assurances. The parties will use commercially reasonable efforts to effect any transfers contemplated by the SDA that have not been consummated prior to the Distribution as promptly as practicable following the Distribution Date. In addition, the parties will agree to effect any transfer or re-transfer of any asset or liability that was improperly transferred or retained as promptly as practicable following the Distribution.

Exchange of Information. We and DXC have agreed to provide each other with information reasonably necessary to comply with reporting, disclosure, filing or other requirements of any national securities exchange or governmental authority, for use in judicial, regulatory, administrative and other proceedings and to satisfy audit, accounting, litigation and other similar requests. We and DXC have also agreed to use reasonable best efforts to retain such information in accordance with our respective record retention policies as in effect on the date of the SDA. Until the end of the first full fiscal year following the Distribution, each party will also agree to use its reasonable best efforts to assist the other with its financial reporting and audit obligations.

Indemnification. We and DXC have each agreed to indemnify the other and certain affiliates and related persons against certain liabilities incurred in connection with the Spin-Off and our and DXC’s respective businesses. These indemnities are principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of DXC’s business with DXC. Specifically, each party will indemnify, defend and hold harmless the other party, its affiliates and subsidiaries and each of its officers, directors, employees and agents for any losses arising out of or due to (1) the failure to pay, perform or otherwise discharge any of the liabilities or alleged liabilities each such party assumed or retained pursuant to the SDA and (2) any breach by such party of the SDA or any ancillary agreement unless such ancillary agreement expressly provides for separate indemnification therein, in which case any such indemnification claims must be made thereunder. The amount of each party’s indemnification obligations will be subject to reduction by any insurance proceeds received by the party being indemnified. The SDA will also specify procedures regarding claims subject to indemnification.

Transition Services Agreement

We have entered into a Transition Services Agreement pursuant to which DXC will provide us, and we will provide DXC, with specified services to help ensure an orderly transition following the Distribution. The Transition Services Agreement contains typical provision disclaiming liability and warranties by each party, and a limited mutual indemnity providing that each party will indemnify the other for losses resulting from such party’s gross negligence or willful misconduct.

Tax Matters Agreement

We have entered into a Tax Matters Agreement with DXC that will govern the respective rights, responsibilities and obligations of DXC and us after the Spin-Off with respect to all tax matters and will include restrictions designed to preserve the tax-free status of the Distribution. As a subsidiary of DXC, we had (and will continue to have following the Spin-Off) several liability to the IRS for the full amount of the consolidated U.S. federal income taxes of the DXC consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement will specify the portion, if any, of this tax liability for which we will bear responsibility, and we will agree to indemnify DXC against any amounts for which we are responsible and DXC will agree to indemnify us against any amounts for which we are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-Off is not tax-free. The Tax Matters Agreement provides for certain covenants that may restrict our ability to pursue strategic or other transactions that otherwise could maximize the value of our business and may discourage or delay a change of control that you may consider favorable. For example, unless we (or DXC, as applicable) were to receive a private letter ruling from the IRS or an opinion from a nationally recognized tax advisor, or DXC were to grant us a waiver, we would be restricted until two years after the Spin-Off is consummated from entering into transactions that would result in an ownership shift in Perspecta of 30% or more (measured by vote or value) or divestitures of certain businesses that could impact the tax-free nature of the Spin-Off. Pursuant to the Tax Matters Agreement, we have agrees to indemnify DXC for any tax liabilities resulting from a breach of such covenants or certain other actions. Though valid as between the parties, the Tax Matters Agreement will not be binding on the IRS.

Employee Matters Agreement

We have entered into an Employee Matters Agreement with DXC that addresses employment, compensation and benefits matters, including treatment of equity incentive awards. In addition, the Employee Matters Agreement sets forth the general principles relating to employee matters, including with respect to the assignment of employees of employees to Perspecta, the assumption, workers’ compensation, labor relations, and related matters. The Employee Matters Agreement addresses the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Distribution.

Real Estate Matters Agreement

We have entered into a Real Estate Matters Agreement with DXC that governs the respective rights and responsibilities between us and DXC following the Spin-Off with respect to real property used by us that is not owned by us or leased by us directly from a third party, including the allocation of space within shared facilities and the allocation of standalone facilities between us and DXC. Pursuant to the Real Estate Matters Agreement, we transferred ownership of certain real properties to DXC and assigned leases covering certain leased real properties to DXC. We also clarified which owned and leased real properties we retained. With regards to certain shared facilities, including in Plano, Texas, we will enter into sublease agreements with DXC.

Intellectual Property Matters Agreement

Pursuant to the SDA and the IPMA entered into between us and DXC, we retain ownership of certain proprietary IP related to certain classified contracts and projects of the Perspecta business, and DXC retains ownership of all other proprietary IP owned by DXC at the time of the Distribution and used by us. Pursuant to the IPMA, DXC grants us a perpetual, royalty-free, non-assignable license to certain know-how owned by DXC that we used to run our business prior to the Spin-Off. In addition, DXC grants us a perpetual, royalty-free, non-assignable license to certain software used in the conduct of the Perspecta business (including binaries, APIs, libraries, scripts, patches, configuration files, examples and documentation). Upon termination or expiration of the IPMA, we will only be entitled to access and use the then-current versions of the licensed products in our possession. The foregoing licenses granted to us will be restricted to use solely in connection with U.S. government and certain state and local government customers, and will be exclusive with respect to the federal government market for a period of five years, and non-exclusive with respect to certain U.S. state and local government customers. In addition, any improvements we make to such IP or derivative works of such IP that we develop during the five-year term of the agreement will be assigned to DXC and licensed back to us subject to the same limitations on use. DXC also grants a limited, non-exclusive, non-assignable, royalty-free license to use certain trademarks in connection with Perspecta for six months from the date of the IPMA to allow us to transition away from use of those that include “DXC” and certain other marks used historically by USPS. Any additional rights to use other DXC products, improvements or proprietary rights will be negotiated by the parties in good faith on commercially reasonable arm's-length terms.

Pursuant to the IPMA, we grant to DXC a perpetual, royalty-free, transferrable, assignable license to know-how owned by us as of the Spin-Off. Further, we grant to DXC a perpetual, royalty-free, fully paid-up, non-assignable license to any IP acquired or developed by us within six months following the Spin-Off (other than IP rights acquired from Vencore HC or KGS HC or their respective subsidiaries). During the first five years following the Distribution, the foregoing licenses granted by us will be restricted to use solely in connection with private sector customers on an exclusive basis and certain U.S. state and local government customers on a non-exclusive basis.

In addition to the foregoing licenses, we grant DXC a non-transferrable, non-assignable license for the five years following the Distribution to access, use, copy, make improvements and sublicense certain IP we obtained from our acquisition of Vencore HC or KGS HC and their respective subsidiaries. The foregoing license is exclusive with respect to DXC’s private sector business and non-exclusive for all other fields. Such license is royalty-free to the extent DXC does not commercially exploit the IP of Vencore HC or KGS HC or their respective subsidiaries, and will otherwise be subject to a commercially reasonable royalty, to be negotiated in good faith, for commercial exploitation. Further, we agreed to negotiate in good faith the terms and conditions of a license or services agreement relating to or permitting use by DXC of Vencore Labs, Inc. ("Vencore Labs") as acquired from Vencore HC and our existing security and digital protection service offerings, in each case on commercially reasonable arm's-length terms in DXC’s private sector field. Further, during the five years following the Distribution, DXC will have the first right to participate in the event Vencore Labs wishes to pursue research and development which has potential applicability in the DXC private sector field. Vencore Labs must notify DXC of such opportunities and DXC has the right to elect to enter a collaborative development and commercialization effort with Vencore Labs.

All licenses granted to us by DXC will not extend to any acquiring party of our business, and will be limited to the Perspecta entities that are subsidiaries prior to such acquisition. If either we or DXC divest any portion of our businesses or acquire a new business, the licenses granted under the IPMA may follow such divested business or extend to such newly acquired business, provided the licensed party adheres to all restrictions on the relevant license, notably the relevant licensed fields of each party.

DXC will indemnify Perspecta from all losses incurred by Perspecta as a direct result of any third-party claim that Perspecta’s use of any improvements to the products licensed by DXC under the IPMA infringes or misappropriates any U.S. copyright, trademark or trade secret, except to the extent resulting from Perspecta’s modification, adaptation, failure to update, or third-party components. Perspecta will indemnify DXC from all losses incurred by DXC as a direct result of any third-party claim relating to Perspecta’s use of the products licensed by DXC, or arising from DXC’s use of Perspecta’s improvements to the licensed products, except to the extent resulting from DXC’s modification, adaptation, failure to update, or third-party components.

Non-U.S. Agency Agreement

We have entered into a Non-U.S. Agency Agreement with DXC pursuant to which we appoint, for a period of five years, DXC as our exclusive agent outside the U.S. for certain non-U.S. government customers subject to certain exceptions for U.S. government contracts in support of non-U.S. government customers or U.S. government sponsored or financed military sales. Under the Non-U.S. Agency Agreement, DXC will agree to refer to us certain opportunities outside the U.S. that DXC determines, in its sole discretion, would be within our core competency and better handled by us than by DXC or anyone else.

Other Arrangements

Prior to the Spin-Off, we had various other arrangements with DXC, including arrangements whereby DXC provides IT, tax administration, treasury activities, technical accounting, benefits administration, procurement, legal and ethics and compliance program administration services to us. As described in more detail in “Separation and Distribution Agreement” above, these arrangements, other than those contemplated pursuant to the Transition Services Agreement or other agreements that the parties expressly agree will remain, were terminated in connection with the Spin-Off.

Agreement with Veritas Capital

In connection with the Mergers, Perspecta, Veritas Capital, and the stockholders of Vencore HC and KGS HC entered into a Side Letter Agreement granting Veritas Capital and its affiliates certain registration rights, establishing a lock-up arrangement, establishing a standstill obligation of Veritas Capital, its controlled affiliates and its and their respective representatives and granting certain director nomination rights to Veritas Capital (the “Side Letter Agreement”). The following is a summary of material provisions of the Side Letter Agreement. This summary is qualified in its entirety by reference to the full text of the Side Letter Agreement, which is filed as Exhibit 10.1.

Registration Rights

The registration of shares of our common stock pursuant to the exercise of registration rights described below would enable the holders whose shares of our common stock are registered on the applicable registration statement to sell those shares pursuant to the registration statement after it becomes, and for so long as it is, effective. We will pay all reasonable fees and expenses incurred in the performance of or compliance with the Side Letter Agreement. Pursuant to the terms of the Side Letter Agreement, Veritas Capital and its affiliates, including The SI Organization Holdings LLC (the "Vencore Stockholder") and the KeyPoint Stockholder, may transfer shares of our common stock to one or more of its affiliates and may exercise registration rights on behalf of such transferees if such transferees become a party to the Side Letter Agreement.

The rights described below will commence immediately following the expiration of the lock-up period (described below). We are not required to effect more than one underwritten Shelf Takedown (as defined below) in any 90-day period or more than three underwritten Shelf Takedowns in any 365-day period. We are entitled to require any holder of securities eligible for registration under the Side Letter Agreement (the “Registrable Securities”) to suspend the use of any prospectus for sales of Registrable Securities during a period that begins a specified number of days prior to the end of a fiscal quarter and ends on the day following the first public announcement of the results for such fiscal quarter. Additionally, if our Board of Directors determines in its good faith judgment that the registration or sale of Registrable Securities would reasonably be expected to materially adversely affect or materially interfere with any bona fide material financing of ours or any material transaction under consideration by us or would require us to disclose confidential information, the premature disclosure of which would materially adversely affect us, then we may delay a registration or sales of Registrable Securities for no more than 45 days in a 180-day period. We are not obligated to effect any underwritten Shelf Takedown unless the reasonably anticipated gross proceeds from the sale of Registrable Securities in such underwritten Shelf Takedown are $100 million.

Shelf Registration Rights. Under the terms of the Side Letter Agreement, on or prior to the Initial Date (defined under "Lock-Up" below), we will file a registration statement for a shelf registration on Form S-1 covering the resale of all Registrable Securities on a delayed or continuous basis (the “Form S-1 Shelf”). In the event that we become eligible to use Form S-3 under the Securities Act after 12 calendar months following the closing date of the Mergers, we will use our commercially reasonable efforts to convert the Form S-1 Shelf to a shelf registration on Form S-3 (a “Form S-3 Shelf” and together with the Form S-1 Shelf, the “Shelf Registration Statement”). We will use our commercially reasonable efforts to keep the Shelf Registration Statement continuously effective until the date that all Registrable Securities covered by such Shelf Registration Statement are no longer Registrable Securities (the “Shelf Period”). However, beginning 18 months after May 31, 2018, we are not required to maintain a Shelf Registration Statement once the fair market value of all Registrable Securities is less than the lesser of (1) $100 million in the aggregate and (2) 1% of the outstanding shares of our common stock.

At any time during the Shelf Period, Veritas Capital and its affiliates may request to sell all or any portion of their Registrable Securities in an offering that is registered pursuant to the Shelf Registration Statement (each, a “Shelf Takedown”). Veritas Capital may request Perspecta to initiate up to five underwritten Shelf Takedowns and an unlimited number of Shelf Takedowns that are not underwritten Shelf Takedowns. All requests for Shelf Takedowns must be made by Veritas Capital giving written notice to Perspecta (a “Shelf Takedown Notice”).
We will not include in any Shelf Takedown any securities that are not Registrable Securities without the prior written consent of Veritas Capital. If any managing underwriter of any underwritten offering of Registrable Securities advises Perspecta in writing that in its opinion the number of Registrable Securities and, if permitted, other securities requested to be included in the underwritten offering exceeds the number that can be sold in that offering in an orderly manner at a price that is acceptable to Veritas Capital, then we are required to include in that offering only those securities that in the opinion of the managing underwriter can be so sold in an orderly manner at a price that is acceptable to Veritas Capital and in the following order of priority: (1) first, any Registrable Securities for which registration was requested; (2) second, any securities proposed to be registered by us; and (3) third, any other securities proposed to be included in such registration that, in the opinion of the underwriters, can be sold without any such adverse effect.

Piggyback Registration Rights. If we propose to register any of our common stock (other than in connection with registration on Form S-4 and Form S-8 or any successor or similar forms, or relating solely to the sale of debt or convertible debt instruments) either on our behalf or on the behalf of other security holders, the holders of the Registrable Securities are entitled to include their Registrable Securities in the registration. If any managing underwriter of any underwritten offering of Registrable Securities advises Perspecta that in its opinion the number of securities requested to be included in such registration exceeds the number that can be sold in that offering in an orderly manner at a price that is acceptable to Perspecta, then we are required to include in that offering only those securities that in the opinion of the managing underwriter can be so sold in in an orderly manner at a price that is acceptable to Perspecta and in the following order of priority: (1) first, the shares of our common stock that we propose to sell, (2) second, the Registrable Securities requested to be included in such registration, and (3) third, any other shares of common stock requested to be included.

Term. The registration rights granted pursuant to the Side Letter Agreement will continue in effect until the date on which Registrable Securities comprise fewer than two percent of the outstanding shares of Perspecta common stock

Lock-Up

Pursuant to the terms of the Side Letter Agreement, Veritas Capital agrees that it will not, and will cause its controlled affiliates including the Vencore Stockholder and the KeyPoint Stockholder not to, for a period commencing on the closing date of the Mergers and ending on January 1, 2019 (the “Initial Date”):

•
offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock; or

•	enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our common stock;

(such actions, a “Transfer”) whether any such transaction described above is to be settled by delivery of shares of our common stock or such other securities, in cash or otherwise.

Additionally, Veritas Capital agrees that it will not, and will cause its controlled affiliates including the Vencore Stockholder and the KeyPoint Stockholder not to, for a period commencing on the Initial Date and ending on April 1, 2019, effect any Transfer that would involve an aggregate amount (with all other Transfers) during such three-month period more than one-third of the total number of shares of Perspecta common stock issued as merger consideration to the Vencore Stockholder and the KeyPoint Stockholder pursuant to the terms of Merger Agreement.

Standstill

Veritas Capital agrees that for a period commencing on the date of the Merger Agreement and ending on the earlier of (1) the first date that Veritas Capital and its controlled affiliates collectively no longer own more than 5% of the total outstanding shares of Perspecta common stock, (2) a material breach of the director nomination rights described below if such material breach has not been or is incapable of being cured within ten days after receipt of written notice and (3) upon certain change of control type events, none of Veritas Capital, its controlled affiliates or any of their respective representatives acting on its behalf will in any manner, directly or indirectly or alone or in concert with any other person (in each case except as approved by Perspecta or as contemplated by the Side Letter Agreement or any other transaction agreement):

•
effect or consummate or seek, agree, offer or propose to effect or consummate, or announce any intention to effect or consummate or cause or participate in or in any way assist, facilitate or encourage any other person to effect or consummate or seek, agree, offer or propose to effect or consummate or participate in: (1) any acquisition of any economic interest in, or any direct or indirect right to direct the voting or disposition of, any securities of Perspecta, or rights or options to acquire any securities of Perspecta, or any assets, indebtedness or businesses of Perspecta or any of its affiliates; (2) any tender or exchange offer, merger or other business combination involving Perspecta or any of its affiliates or assets of Perspecta or its affiliates constituting a significant portion of the consolidated assets of Perspecta or any of its affiliates; or (3) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to Perspecta or any of its affiliates;

•	make, or in any way participate in, any solicitation of proxies to vote, or seek to advise or influence any person or entity with respect to the voting of, any voting securities of Perspecta;

•
initiate, induce or attempt to induce, cooperate or collaborate with, any other person, entity or group in connection with, any stockholder proposal or withhold vote campaigns or tender offers for equity securities of Perspecta, any change of control of Perspecta or the convening of a meeting of Perspecta’s stockholders;

•	form, join or in any way participate in a group with respect to Perspecta in respect of any securities of Perspecta;

•
except pursuant to the director nomination rights described below, otherwise act, alone or in concert with others, to seek representation on or to control or influence the management, board of directors or policies or to obtain representation on the board of directors of Perspecta;

•	bring any action or otherwise act to contest the validity of this covenant;

•
advise, assist, encourage, act as a financing source for or otherwise invest in any other person in connection with, or enter into any discussions, negotiations, arrangements or understandings with any other person with respect to, any of the activities set forth in this covenant;

•	publicly disclose any intention, plan or arrangement, or take any action, inconsistent with any of the foregoing; or

•
take any action with respect to Perspecta that would or would reasonably be expected to require Perspecta to make a public announcement regarding (1) such action, (2) any of the types of matters set forth in this covenant, (3) the matters set forth in the Merger Agreement, or (4) the possibility of Veritas Capital or any other person acquiring control of Perspecta, whether by means of a business combination or otherwise.

Director Nomination Right

Veritas Capital has the right to nominate one individual, subject to review and approval of such individual’s nomination by Perspecta’s Nominating/Corporate Governance Committee and subject to such individual meeting Perspecta’s director qualification standards included in our Corporate Governance Guidelines, to serve on the Board of Directors. These foregoing provisions shall continue in effect until Veritas Capital, together with its affiliates, ceases to hold a number of shares equal to at least 10% of the outstanding common stock of Perspecta as of the closing date of the Mergers.

Related Party Transaction Policy

Our Board of Directors has adopted a written policy requiring the approval by the Nominating/Corporate Governance Committee of all transactions in excess of $120,000 between Perspecta and any related person. For the purposes of this policy, a related person is any person who was in any of the following categories at any time during the fiscal year: (i) a director or executive officer of Perspecta; (ii) any nominee for director; (iii) any immediate family member of a director or executive officer, or of any nominee for director (immediate family members are any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such director, executive officer or nominee for director, and any person (other than a tenant or employee) sharing the household of such director, executive officer or nominee for director and any person who was in any of the following categories when a transaction in which such person had a direct or indirect material interest occurred or existed); (iv) any beneficial owner of more than 5% of Perspecta’s common stock; or (v) any immediate family member of any such beneficial owner. A transaction includes, but is not limited to, any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships. In determining whether to approve an interested transaction, the Nominating/Corporate Governance Committee will take into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director will participate in any discussion or approval of an interested transaction for which he or she (or an immediate family member) is a related party, except that the director will provide all material information concerning the interested transaction to the Nominating/Corporate Governance Committee. For as long as there are any members of our Board of Directors associated with or employed by DXC, each will recuse himself or herself from decisions by our Board of Directors regarding matters relating to DXC including matters relating to the agreements between us and DXC described above.

Director Independence

Our Board of Directors is comprised of 10 directors. The corporate governance standards of the New York Stock Exchange require that the board have a majority of independent directors. Our Board of Directors has determined that each of Mr. Bansal, Ms. Barbour, Ms. Disbrow, Ms. Kimmet, Mr. Nolan, and Mr. Porter is independent under the corporate governance standards of the New York Stock Exchange and the independence requirements of Rule 10A-3 of the Exchange Act.

Following the Spin-Off, Veritas nominated one individual to serve on our Board of Directors pursuant to the Side Letter Agreement. Veritas’s right to nominate one member to our Board of Directors was subject to review and approval of such individual’s nomination by our Nominating/Corporate Governance Committee, and was subject to such individual meeting our director qualification standards included in our corporate governance guidelines. This right shall continue in effect until Veritas, together with its affiliates, ceases to hold a number of shares equal to at least 10% of the outstanding common stock of Perspecta as of the closing date of the Mergers. Ramzi M. Musallam was nominated by Veritas pursuant to the Side Letter Agreement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees And Services

The following table represents the aggregate fees billed or to be billed to us for services provided in the fiscal year ended March 31, 2018 by Deloitte & Touche LLP, our independent registered public accounting firm.

Fiscal Year Ended March 31, 2018
Audit Fees(1)	$1,600,000
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total	$1,600,000

(1)
Audit Fees. This category consists of fees for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, assistance with registration statements filed with the SEC and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. This category consists of fees for professional services rendered that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax Fees. This category consists of fees for services provided for tax consultation services.

(4)	All Other Fees. This category consists of fees for all other services that are not reported above.

All fees described above were approved by the Audit Committee of the Board of Directors.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services provided by our independent registered public accounting firm, Deloitte & Touche LLP. The policy generally requires the Audit Committee to pre-approve annually the budget for audit services, audit related services, tax services and certain other services, which budget may be increased at the discretion of the Audit Committee. Any requested services not on the pre-approved list, or for services that fall into the "other" category, will be submitted to the Audit Committee (or its designated member) for approval.

The Audit Committee reviews both audit and non-audit services performed by Deloitte & Touche LLP and the fees charged for such services. Among other things, the Audit Committee reviews non-audit services proposed to be provided by Deloitte & Touche LLP and pre-approves such services only if they are compatible with maintaining Deloitte & Touche LLP’s status as an independent registered public accounting firm. All services provided by Deloitte & Touche LLP following the completion of the Spin-Off and Mergers were pre-approved by the Audit Committee, after review of each of the services proposed for approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

The financial statements are included under Item 8 of this Annual Report on Form 10-K.

(2) Exhibits

The following exhibits are filed herewith unless otherwise indicated.

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated October 11, 2017, by and among DXC Technology Company, Ultra SC Inc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp., The SI Organization Holdings LLC, and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company’s Form 8-K (filed October 13, 2017) (file no. 001-38033))

2.2
Separation and Distribution Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.1 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

2.3
Employee Matters Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.2 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

2.4
Tax Matters Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.3 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

2.5
Intellectual Property Matters Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.4 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

2.6
Transition Services Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.5 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

2.7
Real Estate Matters Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.6 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

2.8
Non-U.S. Agency Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.7 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

3.1
Amended and Restated Articles of Incorporation of Perspecta Inc., as filed with the Secretary of State of the State of Nevada on April 9, 2018 (incorporated by reference to Exhibit 3.1 to Perspecta Inc.'s Form 10/A (filed April 11, 2018) (file no. 001-38395))

3.2	Bylaws of Perspecta Inc., effective April 9, 2018 (incorporated by reference to Exhibit 3.2 to Perspecta Inc.'s Form 10/A (filed April 11, 2018) (file no. 001-38395))
10.1
Letter Agreement, dated as of October 11, 2017, by and among Ultra SC Inc., Veritas Capital Fund Management, L.L.C., KGS Holding LLC, and The SI Organization Holdings LLC (incorporated by reference to Exhibit 10.1 to Ultra SC Inc.’s Form 10 (filed February 8, 2018) (file no. 001-38395))

10.2
Amendment, dated May 31, 2018, to the Letter Agreement dated as of October 11, 2017, by and among Perspecta Inc., Veritas Capital Fund Management, L.L.C., KGS Holding LLC, The SI Organization Holdings LLC and DXC Technology Company

10.3*	Enterprise Services, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to Perspecta Inc.’s Form S-8 (filed May 31, 2018) (file no. 333-225315))
10.4*	Perspecta Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to Perspecta Inc.’s Form S-8 (filed May 31, 2018) (file no. 333-225317))
10.5*	Perspecta Inc. 2018 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 4.4 to Perspecta Inc.’s Form S-8 (filed May 31, 2018) (file no. 333-225317))
10.6*	Enterprise Services 401(k) Plan (incorporated by reference to Exhibit 4.5 to Perspecta Inc.’s Form S-8 (filed May 31, 2018) (file no. 333-225317))
10.7
Credit Agreement dated as of May 31, 2018 by and among Perspecta Inc.; the Guarantors party thereto; the Lenders party thereto; MUFG Bank, Ltd. as Administrative Agent; MUFG Union Bank, N.A. as Syndication Agent; JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and Royal Bank of Canada, as Co-Documentation Agents; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and RBC Capital Markets, as Arrangers (incorporated by reference to Exhibit 10.1 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.8
Collateral Agreement dated as of May 31, 2018 by and among the Guarantors party thereto; MUFG Bank, Ltd., as Administrative Agent; and MUFG Union Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.9
Guaranty by Perspecta Inc. in favor of MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch) (incorporated by reference to Exhibit 10.3 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.10
Master Accounts Receivable Purchase Agreement, dated as of July 14, 2017 between Enterprise Services LLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Form 8-K (filed July 19, 2017) (file no. 001-38033))

10.11
First Amendment to the Master Accounts Receivable Purchase Agreement dated as of January 23, 2018 between Enterprise Services LLC and The Bank of Tokyo Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.12 to DXC Technology Company’s Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.12
Second Amendment to Master Accounts Receivable Purchase Agreement dated as of May 31, 2018 by and among Enterprise Services LLC, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), The Bank of Nova Scotia and Mizuho Bank, Ltd. (incorporated by reference to Exhibit 10.6 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.13*
Form of Stock Option Award Agreement under the Perspecta Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.14*
Form of Performance Based Restricted Stock Unit Award Agreement under the Perspecta Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.15*
Form of Service Based Restricted Stock Unit Award Agreement under the Perspecta Inc. 2018 Omnibus Incentive Plan (3-Year Vesting) (incorporated by reference to Exhibit 10.9 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.16*
Form of Service Based Restricted Stock Unit Award Agreement under the Perspecta Inc. 2018 Omnibus Incentive Plan (3-Year Graded Vesting) (incorporated by reference to Exhibit 10.10 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.17*
Form of Restricted Stock Unit Award Agreement under the Perspecta Inc. 2018 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.11 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.18*	Perspecta Inc. Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.12 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))
10.19*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

*Management contract or compensatory plan or agreement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERSPECTA INC.

Dated:	June 29, 2018	By:	/s/ John P. Kavanaugh
		Name:	John P. Kavanaugh
		Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John M. Curtis	President, Chief Executive Officer and Director	June 29, 2018
John M. Curtis	(Principal Executive Officer)

/s/ John P. Kavanaugh	Senior Vice President and Chief Financial Officer	June 29, 2018
John P. Kavanaugh	(Principal Financial Officer)

/s/ William G. Luebke	Senior Vice President and Corporate Controller	June 29, 2018
William G. Luebke	(Principal Accounting Officer)

/s/ J. Michael Lawrie	Chairman	June 29, 2018
J. Michael Lawrie

/s/ Sanju K. Bansal	Director	June 29, 2018
Sanju K. Bansal

/s/ Sondra L. Barbour	Director	June 29, 2018
Sondra L. Barbour

/s/ Lisa S. Disbrow	Director	June 29, 2018
Lisa S. Disbrow

/s/ Pamela O. Kimmet	Director	June 29, 2018
Pamela O. Kimmet

/s/ Ramzi M. Musallam	Director	June 29, 2018
Ramzi M. Musallam

/s/ Philip O. Nolan	Director	June 29, 2018
Philip O. Nolan

/s/ Biggs C. Porter	Director	June 29, 2018
Biggs C. Porter

/s/ Paul N. Saleh	Director	June 29, 2018
Paul N. Saleh