Form 10-Q
period 2018-06-30
Perspecta Inc.
filed 2018-08-14
CIK 1724670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission File Number.: 001-38033

PERSPECTA INC.
(Exact name of Registrant as specified in its charter)

Nevada	82-3141520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15052 Conference Center Drive
Chantilly, Virginia	20151
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (571) 313-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer     ☐                            Accelerated Filer ☐
Non-accelerated Filer ☒ (Do not check if a smaller reporting company)        Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒   No

165,730,534 shares of common stock, par value $0.01 per share, were outstanding as of August 9, 2018.

EXPLANATORY NOTE

On May 31, 2018, DXC Technology Company ("DXC") completed the spin-off (the "Spin-Off") of its United States Public Sector business ("USPS") held by Perspecta Inc. (“Perspecta”), and combination with Vencore Holding Corp. and KGS Holding Corp. (the “Mergers”) pursuant to an Agreement and Plan of Merger dated October 11, 2017 (the “Merger Agreement”). To effect the Spin-Off, DXC distributed all of the shares of Perspecta common stock on a pro rata basis to the record holders of DXC common stock. Following the completion of the Spin-Off and Mergers, Perspecta, a Nevada corporation, became a publicly traded company.

Because the Spin-Off and the Mergers were not consummated until May 31, 2018, the unaudited Combined Condensed Financial Statements presented in this Quarterly Report on Form 10-Q include only the legacy USPS activity for the period from April 1, 2017 to June 30, 2017 and from April 1, 2018 to May 31, 2018, and Perspecta, including entities acquired in the Mergers, from June 1, 2018 to June 30, 2018.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to “Vencore” are to Vencore Holding Corp. (“Vencore HC”), KGS Holding Corp. (“KGS HC”), and their respective subsidiaries on a combined basis. The term “Parent” refers to DXC for the period from April 1, 2017 to May 31, 2018. In addition, “the Company,” “we,” “our” and “us” refer to USPS before giving effect to the Spin-Off and Mergers, for the period from April 1, 2017 to May 31, 2018, and Perspecta and its combined subsidiaries, including the combined business of Vencore HC and KGS HC, after giving effect to the Spin-Off and the Mergers as of June 1, 2018.

We also refer throughout to (i) the unaudited Condensed Consolidated Combined Financial Statements as the “Financial Statements,” (ii) the unaudited Condensed Consolidated Combined Statements of Operations as the “Statements of Operations,” (iii) the unaudited Condensed Consolidated Combined Balance Sheets as the “Balance Sheets”, (iv) the unaudited Condensed Consolidated Combined Statements of Cash Flows as the “Statements of Cash Flows” and (v) the unaudited Condensed Consolidated Combined Statements of Changes in Equity as the "Statements of Equity." In addition, references throughout to numbered “Notes” refer to the numbered Notes to the Financial Statements that we include in the Financial Statements section of this Quarterly Report on Form 10-Q.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Combined Financial Statements (unaudited)

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(in millions, except per share amounts)	June 30, 2018	June 30, 2017
Revenue	$793	$676

Costs of services (excludes depreciation and amortization and restructuring costs)	597	525
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	61	46
Depreciation and amortization	64	37
Restructuring costs	—	3
Separation and integration costs	44	11
Interest expense	10	2
Other (income) expense, net	(24)	—
Total costs and expenses	752	624

Income before taxes	41	52
Income tax expense	12	20
Net income	$29	$32

Earnings per common share(1):
Basic	$0.18	$0.22
Diluted	$0.17	$0.22

Cash dividend per common share	$0.05	N/A

(1) Earnings per share information for the three months ended June 30, 2017 is computed using the 142.43 million shares of Perspecta common stock resulting from the Distribution, as Perspecta did not operate as a stand-alone entity during the period and therefore, no Perspecta common stock, stock options or other equity awards were outstanding and no dividends were declared or paid by Perspecta.

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017
Net income	$29	$32
Other comprehensive loss, net of taxes:
Cash flow hedges adjustments, net of tax*	(1)	—
Other comprehensive loss, net of taxes	(1)	—
Comprehensive income	$28	$32

* Tax benefit related to cash flow hedge adjustments was less than $1 million for the three months ended June 30, 2018.

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED BALANCE SHEETS
(unaudited)

	As of
(in millions, except per share and share amounts)	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$201	$—
Receivables, net of allowance for doubtful accounts of $0 and $0	508	354
Other receivables	135	—
Prepaid expenses and other current assets	116	74
Deferred contract costs	71	21
Total current assets	1,031	449
Intangible assets, net of accumulated amortization of $137 and $98	1,490	897
Goodwill	3,272	2,022
Property and equipment, net of accumulated depreciation of $134 and $66	342	290
Other assets	195	21
Total assets	$6,330	$3,679
LIABILITIES and EQUITY
Current liabilities:
Current maturities of long-term debt	$81	$—
Current capital lease liability	163	160
Accounts payable	206	195
Accrued payroll and related costs	102	17
Accrued expenses and other current liabilities	519	180
Deferred revenue and advance contract payments	75	53
Income taxes payable	30	—
Total current liabilities	1,176	605
Non-current portion of long-term debt	2,463	—
Non-current capital lease liability	140	144
Non-current deferred revenue and advance contract payments	10	7
Non-current deferred tax liabilities	133	176
Other long-term liabilities	206	18
Total liabilities	4,128	950
Commitments and contingencies
Stockholders' equity:
Parent company investment, prior to Spin-Off	—	2,729
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 165,698,525 shares issued and outstanding	2	—
Additional paid-in capital	2,221	—
Accumulated deficit	(20)	—
Accumulated other comprehensive loss	(1)	—
Total stockholders' equity	2,202	2,729
Total liabilities and equity	$6,330	$3,679

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

(dollars in millions; shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Parent Company Investment	Total Equity
	Shares	Amount
Balance at March 31, 2018	—	$—	$—	$—	$—	$2,729	$2,729
Impact of adoption of new accounting standard	—	—	—	—	—	4	4
Net income from April 1 to May 31, 2018	—	—	—	—	—	49	49
Transfers to Parent, net from April 1 to May 31, 2018	—	—	—	—	—	(145)	(145)
Balance at May 31, 2018	—	—	—	—	—	2,637	2,637
Dividend to DXC prior to May 31, 2018	—	—	(984)	—	—	—	(984)
Spin-Off activity	142,426	2	2,635	—	—	(2,637)	—
Mergers activity	23,273	—	578	—	—	—	578
Net loss from June 1 to June 30, 2018	—	—	—	(20)	—	—	(20)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Dividends	—	—	(8)	—	—	—	(8)
Balance at June 30, 2018	165,699	$2	$2,221	$(20)	$(1)	$—	$2,202

	Parent Company Investment	Total Equity
Balance at March 31, 2017	$416	$416
Effects of purchase accounting	2,434	2,434
Net income	32	32
Transfers to Parent, Net	(77)	(77)
Balance at June 30, 2017	$2,805	$2,805

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$29	$32
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64	37
Share-based compensation	2	1
Deferred income tax expense	—	—
Gain on sale of assets	(24)	—
Other non-cash charges, net	(14)	3
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Change in receivables	24	(44)
Change in prepaid expenses and other current assets	(5)	(6)
Change in accounts payable and accrued liabilities	72	97
Change in contract liabilities, deferred revenue and advanced contract payments	13	4
Other operating activities, net	(1)	—
Net cash provided by operating activities	160	124
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(312)	—
Extinguishment of Vencore HC and KGS HC debt and related costs	(994)	—
Proceeds from sale of assets	24	—
Purchases of property, equipment and software	(6)	—
Payments for outsourcing contract costs	(2)	(3)
Net cash used in investing activities	(1,290)	(3)
Cash flows from financing activities:
Proceeds from debt issuance	2,500	—
Payment of debt issuance costs	(43)	—
Proceeds from revolving credit facility	50	—
Payments on revolving credit facility	(50)	—
Payments on lease liability	(41)	(39)
Dividend to DXC	(984)	—
Net transfers to Parent	(88)	(82)
Net cash provided by (used in) financing activities	1,344	(121)
Net increase in cash and cash equivalents, including restricted	214	—
Cash and cash equivalents, including restricted, at beginning of year	—	—
Cash and cash equivalents, including restricted, at end of period	214	—
Less restricted cash and cash equivalents included in prepaid expenses and other current assets	13	—
Cash and cash equivalents at end of period	$201	$—

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
NOTES TO CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS (unaudited)

Note 1 - Overview and Basis of Presentation

Background

Perspecta Inc. (“Perspecta”) delivers information technology ("IT"), mission, and operations-related services across the United States ("U.S.") federal government to the Department of Defense (“DoD”), the intelligence community, and homeland security, civilian and health care agencies, as well as to certain state and local government agencies through two reportable segments: (1) Defense and Intelligence and (2) Civilian and Health Care.

On May 31, 2018, DXC Technology Company (“DXC”) completed the Spin-Off of its U.S. Public Sector business ("USPS"). To effect the Spin-Off, DXC distributed all of the shares of Perspecta common stock on a pro rata basis to the record holders of DXC common stock (the “Distribution”). Following the Spin-Off, on May 31, 2018, and pursuant to an Agreement and Plan of Merger dated October 11, 2017 (the "Merger Agreement"), Perspecta completed the combination of USPS with Vencore Holding Corp. ("Vencore HC") and KGS Holding Corp. ("KGS HC") through the following transactions:

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

As consideration for the Mergers, Perspecta paid affiliates of Veritas Capital Fund Management L.L.C. ("Veritas Capital") $400 million in cash and approximately 14% of the total number of shares of Perspecta common stock outstanding immediately after the Mergers (on a fully diluted basis, excluding certain unvested equity incentive awards). See Note 4 - Acquisitions.

Perspecta’s Amendment No. 3 to the Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2018, was declared effective on May 2, 2018. Perspecta’s common stock began regular-way trading on the New York Stock Exchange on June 1, 2018 under the ticker symbol “PRSP.”

The accompanying unaudited Condensed Consolidated Combined Financial Statements and Notes present the combined results of operations, financial position, and cash flows of USPS for the periods prior to the completion of the spin-off of USPS from DXC (the "Spin-Off") and the combination with Vencore HC and KGS HC. Accordingly, the term “Parent” refers to DXC for periods from April 1, 2017 to May 31, 2018. As used in these Notes, the “Company,” “we,” “us,” and “our” refer to the combined businesses of USPS for the period from April 1, 2017 through May 31, 2018 and Perspecta and its consolidated subsidiaries as of June 1, 2018 and for the period from June 1, 2018 through June 30, 2018.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Combined Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. As discussed above, the Spin-Off and the Mergers were not consummated until May 31, 2018. In the period prior to consummation of the Spin-Off and Mergers, these financial statements include the combined financial statements of USPS, derived from the consolidated combined financial statements and accounting records of Parent as if USPS were operated on a stand-alone basis during the periods presented and were prepared in accordance with GAAP and, subsequent to the Spin-Off and Mergers, these financial statements represent the consolidated financial statements of Perspecta and its subsidiaries. Accordingly, the accompanying unaudited financial statements are presented as described below.

The periods prior to the Spin-Off and Mergers include:

•	the combined financial results and cash flows of USPS for the period from April 1, 2018 to May 31, 2018;

•	the combined financial results and cash flows of USPS for the three months ended June 30, 2017; and

•	the combined financial position of USPS as of March 31, 2018;

The period subsequent to the Spin-Off and Mergers includes:

•	the consolidated financial statements of Perspecta for the period from June 1, 2018 to June 30, 2018; and

•	the consolidated financial position of Perspecta as of June 30, 2018.

After the Spin-Off, DXC does not have any beneficial ownership of Perspecta or USPS. The chief executive officer and chief financial officer of DXC serve as members of the board of directors of Perspecta (the "Board of Directors"). Consequently, transactions between DXC and Perspecta are reflected as related party transactions pursuant to the disclosure requirements of Accounting Standards Codification ("ASC") Topic 850, Related Party Disclosures. For the three months ended June 30, 2018, there was $2 million of related party revenue and $2 million of related party expenses with DXC. For additional information about the allocation of expenses from DXC prior to the Spin-Off and certain continuing responsibilities between the Company and DXC, see Note 16 - "Related Party Transactions."

Principles of Consolidation and Combination

The unaudited Condensed Consolidated Combined Financial Statements as of and for the three months ended June 30, 2018 reflect the financial position and results of operations of the Company, its consolidated subsidiaries and the joint ventures and partnerships over which the Company has a controlling financial interest. The combined financial statements as of and for periods prior to the consummation of the Spin-Off, reflect the financial position and results of operations of USPS as described above.

The financial statements for the periods prior to the Spin-Off are prepared on a carved-out and combined basis from the financial statements of DXC. The unaudited Condensed Consolidated Combined Statements of Operations of USPS reflect allocations of general corporate expenses from DXC, including, but not limited to, executive management, finance, legal, IT, employee benefits administration, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. Management of Perspecta considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, USPS. The allocations may not, however, reflect the expense USPS would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if USPS had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as IT and infrastructure.

The unaudited Condensed Consolidated Combined Balance Sheet as of USPS as of March 31, 2018 includes Parent assets and liabilities that are specifically identifiable or otherwise attributable to USPS, including subsidiaries and affiliates in which Parent has a controlling financial interest or is the primary beneficiary. Parent’s cash has not been assigned to USPS for the periods prior to consummation of the Spin-Off because those cash balances were not directly attributable to USPS. USPS reflects transfers of cash to and from Parent’s cash management system as a component of Parent company investment on the unaudited Condensed Consolidated Combined Balance Sheets. Parent’s receivables sales facility and long-term debt, other than capital lease obligations, have not been attributed to USPS for the periods prior to consummation of the Spin-Off because the Parent’s borrowings were not the legal obligation of USPS. All intercompany transactions have been eliminated in consolidation and combination.

The unaudited Condensed Consolidated Combined Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of the Company in the future or if USPS had been operated as a consolidated group during all periods presented. In the opinion of management of the Company, the accompanying unaudited condensed combined financial statements of USPS contain all adjustments, including normal recurring adjustments, necessary to present fairly USPS’s financial position as of March 31, 2018 and its results of operations and cash flows for the period prior to consummation of the Spin-Off.

Business Segment Information

The Company reports separately information about each of its operating segments that engage in business activities from which revenue is recognized and expenses are incurred, which operating results are regularly reviewed by the chief operating decision maker, the chief executive officer, and for which discrete financial information is available. During the period prior to the Spin-Off and Mergers, the Company had identified a single reportable segment that was regularly reviewed by the chief operating officer, who was the Company's chief operating decision maker during that period. Following the Spin-Off and Mergers, management reevaluated its reportable segments and determined that the change in the chief operating decision maker and the information obtained, reviewed, and used to manage the Company’s financial performance is based on two reportable segments, which are the Company's industry verticals:

•	Defense and Intelligence - provides services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies.

•	Civilian and Health Care - provides services to the Departments of Homeland Security, Justice, and Health and Human Services, as well as other federal civilian and state and local government agencies.

The segment information for the period prior to the Spin-Off has been recast to reflect the Company's current reportable segments structure. There is no impact on the Company's previously reported combined statements of income, balance sheets or statements of cash flows resulting from these segment changes.

Note 2 - Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 (Topic 606), Revenue from Contracts with Customers ("ASC 606"), which, along with amendments issued in 2015 through 2017, replaced most existing revenue recognition guidance under GAAP and eliminates industry specific guidance. ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also addresses the timing of recognition of certain costs incurred to obtain or fulfill a customer contract. Further, it requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenues, and cash flows arising from customer contracts, and information regarding significant judgments and changes in judgments made.

The amendments provide two methods of adoption: full retrospective and modified retrospective. The Company adopted ASC 606 as of April 1, 2018 for contracts not completed at the date of adoption using the modified retrospective transition method. Under the modified retrospective method, prior periods were not restated but rather a cumulative catch-up adjustment was recorded on the adoption date.

A majority of the Company's service revenue continues to be recognized over time as the Company delivers these services. Under ASC 606, certain sales commissions historically expensed are capitalized as costs to obtain a contract.

We recorded a net increase to opening retained earnings of $4 million as of April 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact related to the capitalization of certain sales commissions. The impact of adoption on revenues, selling, general, and administrative expenses, and net income was not material for the three months ended June 30, 2018. The impact of adoption on our balance sheet was as follows (in millions):

	As of June 30, 2018
		Balances
		Without	Effect of
	As	Adoption of	Change
	Reported	ASC 606	Higher/(Lower)
Balance Sheet
Assets
Prepaid expenses and other current assets	$116	$114	$2
Other assets	195	189	6
Liabilities
Non-current deferred tax liabilities	133	131	2
Equity
Accumulated deficit	(20)	(26)	6

See Note 5 - "Revenue From Contracts With Customers" for further details.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that whenever cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals must be presented in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted the standard on April 1, 2018, on a retrospective basis. The adoption of the amendment changed the presentation of certain information in the unaudited Condensed Consolidated Combined Statements of Cash Flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017 (year ended March 31, 2019 for the Company), including interim periods within those periods. The Company adopted the standard on April 1, 2018. The adoption of the amendment did not have a significant impact on the unaudited Condensed Consolidated Combined Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted the ASU 2017-12 on April 1, 2018. The adoption of the amendment did not have a significant impact on the unaudited Condensed Consolidated Combined Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). Previous guidance required the aggregation of all the components of net periodic benefit costs on the unaudited Condensed Consolidated Combined Statements of Operations and did not require disclosure of the location of net periodic costs on the unaudited Condensed Consolidated Combined Statements of Operations. Under the amended guidance, the service cost component of net periodic benefit cost is included within the same line as other compensation expenses. All other components of net periodic benefit cost are reported outside operating income. The Company adopted this guidance in the first quarter of Fiscal 2019 when pension obligations were acquired in the Mergers. The adoption of this guidance resulted in no retrospective change to the previous period presented because the Company had no defined benefit pension expense during that period. The net periodic pension benefit discussed in Note 14 - "Pension and Other Benefit Plans" does not include a service cost component, so all expense is reported in other (income) expense, net in the unaudited Condensed Consolidated Combined Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). The amendments in ASU 2016-16 require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Under current GAAP, current and deferred income taxes for intra-entity asset transfers are not recognized until the asset has been sold to an outside party. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the guidance in the first quarter of the fiscal year ending March 31, 2019. The adoption of the amendments did not result in a significant impact on the unaudited Condensed Consolidated Combined Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU 2017-04 require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2017-14 on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) Section A—Leases ("ASU 2016-02"). The amendments in ASU 2016-02 require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. For finance leases, expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of the fiscal year ending March 31, 2020 using a modified retrospective approach. Early adoption is permitted. Perspecta is currently evaluating the timing and the impact of these amendments on its financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"). The amendment gives entities another option for transition to Topic 842 and provides lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Entities can opt to continue to apply the legacy guidance in Accounting Standards Codification Topic 840, including its disclosure requirements (annual only), in the comparative periods presented in the year they adopt the new leases standard. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-11 on its financial statements and related disclosures.

Other recently issued ASUs effective after June 30, 2018 are not expected to have a material effect on Perspecta's financial statements.

Note 3 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Combined Financial Statements and accompanying Notes.

Amounts subject to significant judgment and/or estimates include, but are not limited to, determining the fair value of assets acquired and liabilities assumed, the evaluation of impairment of goodwill and other long-lived intangible assets, costs to complete fixed-price contracts, fair value, certain deferred costs, valuation allowances on deferred tax assets, loss accruals for litigation, and inputs used for computing stock-based compensation and pension related liabilities. These estimates are based on management’s best knowledge of historical experience, current events, and various other assumptions that management considers reasonable under the circumstances.

Revenue Recognition

The Company's revenue from contracts with customers is derived from its primary service offerings, including technology and business solutions, systems engineering and integration, cybersecurity, applied research and big data analytics, and investigative and risk mitigation services to the U.S. government and its agencies. The Company also serves various state and local governments.

The Company performs under various types of contracts, which include fixed price contracts, such as firm-fixed-price ("FFP") and fixed-price-level-of-effort ("FP-LOE"), time-and-materials ("T&M"), and cost reimbursable contracts, such as cost-plus-fixed-fee, cost-plus-award-fee, and cost-plus-incentive-fee contracts.

To determine the proper revenue recognition, the Company first evaluates whether it has a duly approved and enforceable contract with a customer, in which the rights of the parties and payment terms are identified, and collectability is probable. The Company also evaluates whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an indefinite delivery, indefinite quantity award. In addition, the Company assesses contract modifications to determine whether the changes to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications for the Company may relate to changes in contract specifications and requirements and do not add distinct services, and therefore are accounted for as part of the original contract. If contract modifications add distinct goods or services and increase the contract value by the stand-alone selling price, those modifications are accounted for as separate contracts.

For each contract the Company assesses if multiple promises should be accounted for as separate performance obligations or combined into a single performance obligation. The Company generally separates multiple promises in a contract as separate performance obligations if those promises are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or comprise a series of distinct services performed over time, they are combined and accounted for as a single performance obligation.

The Company's contracts with the U.S. federal government often contain options to renew existing contracts for an additional period of time (generally a year at a time) under the same terms and conditions as the original contract. The Company accounts for renewal options as separate contracts when they include distinct goods or services at stand-alone selling prices.

Contracts with the U.S. federal government are generally subject to the Federal Acquisition Regulation ("FAR") and priced on an estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. federal government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. federal government agencies is based on specific negotiations with each customer. The Company excludes any taxes collected or imposed when determining the transaction price.

Certain of the Company's contracts contain award fees, incentive fees or other provisions that may either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. The Company estimates variable consideration at the expected value amount to which it expects to be entitled based on the assessment of the contractual variable fee criteria, complexity of work and related risks, extent of customer discretion, amount of variable consideration received historically and the potential of significant reversal of revenue.

The Company allocates the transaction price of a contract to its performance obligations in the proportion of such obligation's stand-alone selling price. The stand-alone selling prices of the Company's performance obligations are generally based on an expected cost-plus margin approach. For certain product sales, the Company uses prices from other stand-alone sales. Substantially none of the Company's contracts contain a significant financing component that would require an adjustment to the transaction price of the contract.

The Company recognizes revenue on our service contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as the Company performs the promised services. For U.S. federal government contracts, continuous transfer of control to the customer is evidenced by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work-in-process.

The Company's IT and business process outsourcing arrangements typically have a single performance obligation that are a series of distinct goods or services that are substantially the same and are provided over a period of time using the same measure of progress. Revenue derived from IT and business process outsourcing arrangements is generally comprised of a series of distinct services, and thus, is recognized over time based upon the level of services delivered in the distinct periods in which they are provided using an input method based on time increments. IT outsourcing arrangements may include nonrefundable upfront fees billed for activities to familiarize us with the client's operations, take control over their administration and operation, and adapt them to the Company's solutions. These activities typically do not qualify as separate performance obligations, and the related revenue is allocated to the relevant performance obligation and satisfied over time as the performance obligation is satisfied.

On FFP contracts, revenue recognized over time generally uses a method that measures the extent of progress toward completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total cost incurred to estimated total costs at completion ("EAC"). The cost-to-cost method best depicts the Company’s performance and transferring control of services promised to the customer. A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead, and a ratable portion of general and administrative costs. In addition, the Company includes in an EAC future losses of a performance obligation estimated to be incurred on onerous contracts, as and when known, and the most likely amount of transaction price (revenue) that the Company expects to receive for unpriced change orders (modifications). On certain other contracts, principally T&M, FP-LOE, and cost-plus-fixed-fee, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to invoice the customer based on the control transferred to the customer.

Billed Receivables

Amounts billed and due from the Company's customers are classified as receivables, net of allowance for doubtful accounts on the unaudited consolidated and combined balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer in the event the Company does not perform on our obligations under the contract.

Costs to Obtain a Contract

Certain sales commissions earned by the Company's sales force are considered incremental and recoverable costs of obtaining a contract with a customer. For sales commissions earned on contracts with a period of benefit of less than one year, the Company applies the practical expedient to recognize the costs as incurred. For sales commissions earned on contracts with a period of benefit beyond one year, such costs are deferred and amortized, on a straight-line basis, over a period of benefit not to exceed five years. The Company determined the average period of benefit considering the length of its customer contracts, its technology and other factors. The closing balance of the associated asset is $2 million and $6 million included within deferred contract costs and other assets, respectively, in the accompanying June 30, 2018 unaudited Condensed Consolidated Combined Balance Sheet. Amortization expense of less than $1 million is included in selling, general, and administrative expenses in the accompanying June 30, 2018 unaudited Condensed Consolidated Combined Statements of Operations.

Costs to Fulfill a Contract

Certain contract setup costs incurred upon initiation of a contract that are expected to be recovered over the course of an arrangement are capitalized in accordance with ASC Topic 340, Other Assets and Deferred Costs. Costs to fulfill a contract typically include contract set up costs that are directly related to a contract or an anticipated contract that generate or enhance resources to be used in satisfying performance obligations. These costs are amortized on a straight-line basis. The closing balance of the outsourcing contract costs is $9 million included within intangible assets, in the accompanying June 30, 2018 unaudited Condensed Consolidated Combined Balance Sheet. For the period ending June 30, 2018, amortization expense of $6 million is included within depreciation and amortization in the accompanying unaudited Condensed Consolidated Combined Statements of Operations.

Acquisition Accounting and Goodwill

When the Company acquires a controlling financial interest through a business combination, it uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the fair value of the assets acquired and liabilities assumed is recognized as goodwill.

Acquisition-related costs are recognized separately from the business combination and are expensed as incurred. The results of operations of acquired businesses are included in the combined financial statements from the acquisition date.

The goodwill impairment test initially involves the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include the loss of significant business, significant reductions in U.S. federal government appropriations or other significant adverse changes in industry or market conditions.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If the Company determines that it would not be able to realize the deferred tax assets in the future equal to their net recorded amount, the Company would record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

The Company records accruals for uncertain tax positions in accordance with ASC Topic 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company makes adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of adjustments for uncertain tax positions, as well as any related interest and penalties. Interest and penalties related to unrecognized tax benefits are recognized and included in the provision for income taxes in the accompanying unaudited Condensed Consolidated Combined Statements of Operations. Accrued interest and penalties are included in the related tax liability in the unaudited Condensed Consolidated Consolidated Combined Balance Sheets.

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Company accounts for amounts collected associated with its MARPA Facility and unremitted to the Financial Institutions as restricted cash within our prepaid expenses and other current assets caption in the balance sheet. See Note 7 - "Sale of Receivables" for additional information and definitions of MARPA Facility and Financial Institutions.

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of receivables from trade customers and financing receivables.

The Company participates in cash management, funding arrangements and risk management programs, which were managed by the Parent prior to consummation of the Spin-Off. Perspecta performs ongoing credit evaluations of the financial condition of its customers. The Company's receivables are primarily with the U.S. federal government, and thus the Company does not have material credit risk exposure for amounts billed.

Derivative and Hedging Activities

The Company primarily uses derivative instruments to manage interest rate risk on outstanding debt. The Company designates interest rate swaps as hedges for purposes of hedge accounting, through a match of all the critical terms of the derivative and the hedged interest rate risks, and recognizes all such derivative instruments as either assets or liabilities in the unaudited Condensed Consolidated Combined Balance Sheets at fair value. These derivative instruments are classified by their short- and long-term components, based on the fair value anticipated timing occurring within one year or beyond one year. The effective portion of changes in the fair value of derivative instruments designated and that qualify for cash flow hedges are reflected as adjustments to other comprehensive income, net of tax, and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

All cash flows associated with the Company's derivative instruments are classified as operating activities in the unaudited Condensed Consolidated Combined Statements of Cash Flows.

Leases

The Company's leasing arrangements are accounted for as capital leases or operating leases based on the contractual terms of the individual leasing arrangements, which are cash settled on a recurring basis in accordance with its contractual terms. Capital lease obligations are presented on the face of the unaudited Condensed Consolidated Combined Balance Sheets as current and non-current capital lease liability and principal payments on these obligations are reflected in payments on lease liability within financing activities in the unaudited Condensed Consolidated Combined Statements of Cash Flows.

Intangible Assets

The estimated useful lives for finite-lived intangible assets are shown in the table below:

Backlog	1 year
Software	2 to 10 years
Developed technology	6 years
Program assets	Expected program asset life
Outsourcing contract costs	Contract life, excluding option years

Backlog intangible assets represent the funded economic value of predominantly long-term contracts, less the amount of revenue already recognized on those contracts. Backlog was valued using the excess earnings approach, amortized over a one year period. Software is amortized predominately using the straight-line method. Developed technology intangible assets represent acquired intellectual property and were valued using the relief from royalty method. Program intangible assets are amortized in proportion to the estimated undiscounted cash flows projected over the estimated life of the asset or on a straight-line basis if such cash flows cannot be reliably estimated. Costs of outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed on a straight-line basis over the contract life, excluding option years. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract premiums and transition/set-up costs. Contract premiums are amounts paid to customers in excess of the fair value of assets acquired and are amortized as a reduction to revenue. Transition/set-up costs are primarily associated with assuming control over customer IT operations and transforming them consistent with contract specifications.

Note 4 - Acquisitions

On May 31, 2018, immediately following the consummation of the Spin-Off, the Company completed the Mergers. As defined in the Merger Agreement, Perspecta issued shares of Perspecta common stock to Veritas Capital and its affiliates, including 18,877,244 shares to SI Organization Holdings LLC (the "Vencore HC Stockholder") and 4,396,097 shares to KGS Holding LLC (the "KeyPoint Stockholder," and, together with the Vencore HC Stockholder, the "Vencore Stockholders"), representing in the aggregate approximately 14% of the outstanding shares of Perspecta common stock immediately following the Mergers. As a result of these transactions, Vencore HC and KGS HC became wholly-owned subsidiaries of Perspecta.

The Spin-Off and Mergers were structured as a “Reverse Morris Trust” transaction, in which Perspecta was deemed the accounting acquirer of Vencore HC and KGS HC and their respective subsidiaries. Purchase consideration transferred in a business combination is typically measured by reference to the fair value of equity issued or other assets transferred by the accounting acquirer. Accordingly, the fair value of the purchase consideration transferred was measured based on the fair value of approximately 14% of shares of the combined business, $400 million cash transferred by Perspecta to the Vencore Stockholders, and approximately $1 billion paid to extinguish certain existing Vencore HC and KeyPoint HC indebtedness.

Under the acquisition method of accounting, total consideration exchanged was:

(in millions)	Amount
Preliminary fair value of equity purchase consideration received by Vencore Stockholders(1)	$578
Preliminary fair value of cash purchase consideration received by Vencore Stockholders	400
Preliminary fair value of cash consideration paid by USPS to extinguish certain existing Vencore indebtedness	994
Consideration transferred	$1,972

(1)
Represents the fair value of consideration received by the Vencore HC Stockholder and the KeyPoint Stockholder for approximately 14% ownership in the combined company. The fair value of the purchase consideration transferred was based on 18,877,244 shares of Perspecta common stock distributed to Vencore HC Stockholder and 4,396,097 shares of Perspecta common stock distributed to the KeyPoint Stockholder as of the close of business on the record date for the Mergers, at the closing price of $24.86 per share on May 31, 2018.

The information presented below represents the allocation of Vencore’s purchase price to the assets acquired and liabilities assumed as of the acquisition date, May 31, 2018.

The major classes of assets and liabilities to which the purchase price allocated were as follows:

(in millions)	Estimated Fair Value
Current assets	$332
Property and equipment	35
Intangible assets	624
Other assets	34
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(191)
Deferred revenue	(12)
Other liabilities	(89)
Net identifiable assets acquired	733
Goodwill	1,239
Total estimated consideration transferred	$1,972

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the closing date of the Mergers. A portion of the goodwill is deductible for tax purposes.

The preliminary fair value estimates reported in the unaudited Condensed Consolidated Combined Balance Sheet as of June 30, 2018 represent assets acquired and liabilities assumed based on a preliminary valuation. The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on the information that was available at the date of the Mergers, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the Mergers, and may result in material changes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents results as if the Spin-Off and the Mergers and the related financing had occurred on April 1, 2017. The historical consolidated financial information of Perspecta has been adjusted in the pro forma information to give effect to the events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The effects of the Spin-Off are primarily attributable to interest expense associated with the incurrence of debt in connection with the Spin-Off. The effects of the Mergers primarily relate to amortization of acquired intangible assets. The consolidated financial information of Perspecta includes merger and integration costs that are not expected to recur and impact the combined results over the long-term. The unaudited pro forma results do not reflect future events that have occurred or may occur after the transactions, including but not limited to, the impact of any actual or anticipated synergies expected to result from the Mergers. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on April 1, 2017, nor is it necessarily an indication of future operating results.

	Three Months Ended June 30, 2018	Period from April 1, 2018 to May 31, 2018	Three Months ended June 30, 2018
(in millions, except per-share amounts)	Historical Perspecta (a)	Historical Vencore HC and KeyPoint HC	Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin and Mergers
Revenue	$793	$245	$—	$—	$1,038
Net income (loss)	29	(57)	(7)	12	(23)

Earnings per common share(b):
Basic	$0.18				$(0.14)
Diluted	0.17				(0.14)
(a) Revenue and net income includes $115 million and $1 million associated with Vencore HC and KeyPoint HC, respectively, for the period of June 1 through June 30, 2018.
(b) Historical and pro forma combined earnings per share information is computed based on 165.70 million basic weighted average shares and 165.93 million diluted shares. See Note 6 - "Earnings per Share."

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2017
(in millions, except per-share amounts)	Historical Perspecta	Historical Vencore HC and KeyPoint HC	Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin and Mergers
Revenue	$676	$343	$—	$—	$1,019
Net income (loss)	32	(3)	(9)	(20)	—

Earnings per common share(a):
Basic	$0.22				$—
Diluted	0.22				—
(a) Historical earnings per share information for the three months ended June 30, 2017 is computed using the 142.43 million shares of Perspecta common stock resulting from the Distribution. See Note 6 - "Earnings per Share." Pro forma combined earnings per share includes the shares issued by Perspecta in connection with the Mergers. As a result, both basic and diluted pro forma combined earnings per share information is computed based on 165.70 million shares of Perspecta common stock, as Perspecta did not operate as a stand-alone entity during the period and therefore, no Perspecta common stock, stock options or other equity awards were outstanding and no dividends were declared or paid by Perspecta.

Note 5 - Revenue From Contracts With Customers

The Company's primary service offerings are technology and business solutions, systems engineering and integration, cybersecurity, applied research and big data analytics, and investigative and risk mitigation services to the U.S. government and its agencies. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The Company determines revenue recognition through the five-step model as follows:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation

Disaggregated Revenue

The following table presents revenue disaggregated by contract type (in millions, unaudited):

	Three Months Ended June 30, 2018
	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$111	$21	$132
Fixed-price	291	301	592
Time-and-materials	35	34	69
Total	$437	$356	$793

The following table presents revenue disaggregated by prime or subcontractor (in millions, unaudited):

	Three Months Ended June 30, 2018
	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$417	$335	$752
Subcontractor	20	21	41
Total	$437	$356	$793

The following table presents revenue disaggregated by customer type (in millions, unaudited):

	Three Months Ended June 30, 2018
	Defense and Intelligence	Civilian and Health Care	Total
Federal, including independent agencies	$436	$293	$729
Non-federal (state, local, other)	1	63	64
Total	$437	$356	$793

Performance Obligations

As of June 30, 2018, approximately $2 billion of revenue is expected to be recognized from remaining unsatisfied performance obligations on executed contracts. The Company expects to recognize revenue on these remaining performance obligations within approximately twelve months.

Contract Balances

Contract assets consist of unbilled receivables, which result from services provided under contracts when revenue is recognized over time, revenue recognized exceeds the amounts billed to the customer, and right to payment is not just subject to the passage of time. Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Payment to employees and third parties for services provided to customers is generally immediate, while the related billing is generally within 90 days.

Contract liabilities include advance contract payments and billings in excess of costs incurred. Under certain contracts the Company receives advances and milestone payments from its customers that exceed revenue earned to date, resulting in contract liabilities. Advances typically are not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the Company from the customer failing to adequately complete some or all of its obligations under the contract.

Contract assets and contract liabilities were as follows:

		As Of
(in millions)	Balance sheet line item	June 30, 2018	March 31, 2018
Contract assets:
Unbilled receivables	Receivables, net of allowance for doubtful accounts	$321	$219

Contract liabilities:
Current portion of deferred revenue and advance contract payments	Deferred revenue and advance contract payments	$75	$53
Non-current portion of deferred revenue and advance contract payments	Non-current deferred revenue and advance contract payments	$10	$7

Contract assets increased $102 million during the quarter ended June 30, 2018, primarily due to the Mergers. There were no significant impairment losses related to the Company's contract assets during the quarter ended June 30, 2018.

Contract liabilities increased $25 million during the quarter ended June 30, 2018, primarily due to the Mergers. During the quarter ended June 30, 2018, the Company recognized $50 million of the deferred revenue and advance contract payments at March 31, 2018 as revenue.

Note 6 - Earnings per Share

Basic earnings per share ("EPS") for the period ended June 30, 2018, is computed using the weighted average number of shares of common stock outstanding between the date of the Distribution and the end of the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and vesting of other equity awards, based on the DXC equity awards that were converted to Perspecta awards on the date of the Distribution. At June 30, 2017, EPS is computed using the shares of Perspecta common stock resulting from the Distribution, as Perspecta did not operate as a stand-alone entity and therefore, no common stock, stock options or other equity awards were outstanding.

The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended
(in millions, except per share amounts)	June 30, 2018	June 30, 2017

Net income:	$29	$32

Common share information:
Weighted average common shares outstanding for basic EPS	165.70	142.43
Dilutive effect of stock options and equity awards	0.23	—
Weighted average common shares outstanding for diluted EPS	165.93	142.43

Earnings per share:
Basic	$0.18	$0.22
Diluted	$0.17	$0.22

Certain restricted stock units ("RSUs") were excluded from the computation of diluted EPS because inclusion of these amounts would have had an anti-dilutive effect. The number of options and shares excluded were as follows:

Three Months Ended
Award Type	June 30, 2018
RSUs	48,270

Note 7 - Sale of Receivables

Receivables Sales Facility

On July 14, 2017, Enterprise Services LLC, a wholly-owned subsidiary of the Company ("ES LLC"), entered into a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with certain financial institutions (the "Financial Institutions"). The Purchase Agreement established a federal government obligor receivables purchase facility (the “MARPA Facility”), which is an off-balance sheet facility. Concurrently, Parent entered into a guaranty made in favor of the Financial Institutions, that guarantees the obligations of the sellers and servicers of receivables under the Purchase Agreement. The guaranty does not cover any credit losses under the receivables. In accordance with the terms of the Purchase Agreement, on January 23, 2018, the Purchase Agreement was amended to increase the facility limit from $200 million to $300 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions. On May 31, 2018, the Purchase Agreement was amended to increase the facility limit from $300 million to $450 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions.

Under the MARPA Facility, the Company sells USPS' eligible U.S. government obligor receivables, including both billed and certain unbilled receivables. The MARPA Facility has a one-year term, but the Purchase Agreement provides for optional extensions, if agreed to by the Financial Institutions, in each case for an additional six month duration. As part of the amendment on May 31, 2018, the term of the Purchase Agreement was extended through May 31, 2019.

The Company accounts for these receivable transfers as sales and derecognizes the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. The Company estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized as of June 30, 2018. Sold receivables are presented as a change in receivables within operating activities in the unaudited Condensed Consolidated Combined Statements of Cash Flows.

During the three months ended June 30, 2018, the Company sold $690 million of billed and unbilled receivables. The amount outstanding at June 30, 2018 was $162 million. Collections not remitted to the Financial Institutions corresponding to these receivables sales were $13 million. This amount represents restricted cash recorded by the Company within the prepaid expenses and other current assets caption of the unaudited Condensed Consolidated Combined Balance Sheet as of June 30, 2018.

Note 8 - Fair Value

The Company accounts for recurring and non‑recurring fair value measurements in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 - Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.

Level 2 - Fair value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models, such as interest rates and yield curves that can be corroborated by observable market data.

Level 3 - Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgments to be made by a reporting entity - e.g., determining an appropriate adjustment to a discount factor for illiquidity associated with a given security. If a change in Level 3 inputs occurs, the resulting amount might result in a significantly higher or lower fair value measurement.

The Company evaluates financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. This determination requires the Company to make subjective judgments as to the significance of inputs used in determining fair value and where such inputs lie within the ASC 820 hierarchy.

Other Fair Value Disclosures

The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company's long-term debt, excluding capital leases, was $2,560 million as of June 30, 2018, as compared with carrying value of $2,566 million. If measured at fair value, long-term debt, excluding capital lease liabilities, would be classified in Level 2 of the fair value hierarchy.

Non-financial assets such as goodwill and tangible assets, intangible assets and other contract related long-lived assets are reduced to fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the three month periods ended June 30, 2018 and June 30, 2017.

Note 9 - Derivative Instruments

In the normal course of business, the Company is exposed to interest rate fluctuations. As part of its risk management strategy, the Company uses derivative instruments, primarily interest rate swaps, to hedge certain interest rate exposures. The Company’s objective is to add stability to interest expense and to manage its exposure to movements in market interest rates. The Company does not use derivative instruments for trading or any speculative purpose.

Derivatives Designated for Hedge Accounting

The Company uses interest rate swap agreements designated as cash flow hedges to mitigate its exposure to interest rate risk associated with the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted the debt into fixed interest rate debt. The Company entered into interest rate swap agreements concurrently with its Credit Facilities (as defined under Note 12 - "Debt"), on May 31, 2018. As of June 30, 2018, the Company had interest rate swap agreements with a total notional amount of $1.4 billion. The Company initially accounted for all changes in fair value of its interest rate swaps in the unaudited Condensed Consolidated Combined Statements of Operations until designation as a cash flow hedge of interest rate risk on June 22, 2018. As a result, the Company recorded a gain of $5 million included in interest expense in the unaudited Condensed Consolidated Combined Statements of Operations.

Following the June 22, 2018 cash flow designation, all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”), net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The pre-tax impact of gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive income was not material for three months ended June 30, 2018.

For the three months ended June 30, 2018, the Company performed both retrospective and prospective hedge effectiveness analyses for the interest rate swaps designated as cash flow hedges. The Company applied the long-haul method outlined in ASC Topic 815, Derivatives and Hedging, to assess retrospective and prospective effectiveness of the interest rate swaps. A quantitative effectiveness analysis assessment of the hedging relationship was performed using regression analysis. As of June 30, 2018, the Company has determined that the hedging relationship was highly effective.

As of June 30, 2018, we expect amounts of approximately $2 million pertaining to cash flow hedges to be reclassified from accumulated other comprehensive income into earnings over the next 12 months.

Fair Value of Derivative Instruments

All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	June 30, 2018	March 31, 2018
Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$8	$—

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	June 30, 2018	March 31, 2018
Derivatives designated for hedge accounting:
Interest rate swaps	Other long-term liabilities	$3	$—

The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as Level 2 inputs.

Other risks

The Company is exposed to the risk of losses in the event of non-performance by counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However, for financial reporting purposes, it is Company policy not to offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties.

Note 10 - Intangible Assets

Intangible assets, including preliminary fair values of those recorded in the Mergers, consisted of the following:

	As of June 30, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Program assets	$1,400	$91	$1,309
Software	87	36	51
Developed technology	107	2	105
Backlog	16	1	15
Outsourcing contract costs	16	7	9
Favorable leases	1	—	1
Total intangible assets	$1,627	$137	$1,490

	As of March 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Program assets	$900	$69	$831
Software	75	28	47
Outsourcing contract costs	20	1	19
Total intangible assets	$995	$98	$897

Total intangible assets amortization was $39 million and $20 million for the three months ended June 30, 2018 and June 30, 2017, respectively.

The increase in net and gross carrying value for the three months ended June 30, 2018, were primarily due to the Mergers. See Note 4 - "Acquisitions."

Estimated future amortization related to intangible assets as of June 30, 2018 is as follows:

Fiscal Year	(in millions)
Remainder of fiscal year 2019	$149
2020	174
2021	161
2022	144
2023	133
Thereafter	729
Total	$1,490

Note 11 - Goodwill

The following table summarizes the changes in the carrying amount of Goodwill, by segment, as of June 30, 2018.

(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Balance as of March 31, 2018, net	$977	$1,045	$2,022
Additions	1,173	66	1,239
Allocations from Parent	11	—	11
Balance as of June 30, 2018, net	$2,161	$1,111	$3,272

The additions to goodwill during three months ended June 30, 2018 are due to the Mergers described in Note 4 - "Acquisitions."

Goodwill Impairment Analyses

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s latest annual goodwill impairment analysis, which was performed qualitatively as of the assessment date, did not result in an impairment charge. This qualitative analysis, which is commonly referred to as step zero under ASC Topic 350, Goodwill and Other Intangible Assets, considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events.

At the end of the first quarter of fiscal year 2019, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators, and, therefore, it was unnecessary to perform an interim goodwill impairment test as of June 30, 2018.

Note 12 - Debt

The following is a summary of the Company's outstanding debt as of June 30, 2018:

	Interest Rates	Maturities	June 30, 2018 (in millions)
Revolving Credit Facility	LIBOR + 1.75%	May 2023	$—
Term Loan A Facilities (Tranche 1)	LIBOR + 1.625%	May 2021	350
Term Loan A Facilities (Tranche 2)	LIBOR + 1.75%	May 2023	1,650
Term Loan B Facility	LIBOR + 2.25%	May 2025	500
Subtotal senior secured credit facilities			2,500
Senior unsecured EDS Notes	7.45%	October 2029	66
Total debt			2,566
Less: current maturities of long-term debt, net (1)			(81)
Less: unamortized debt issuance costs and premiums (2)			(22)
Total long-term debt, net of current maturities			$2,463

(1) Current maturities of long-term debt are presented net of $8 million of debt issuance costs associated with the Term Loan A Facilities and Term Loan B Facility.
(2) Includes $13 million of unamortized premiums on the assumed Electronic Data Systems Corporation ("EDS") Notes resulting from the application of fair value accounting associated with the merger of the Enterprise Services business unit (“HPES”) of Hewlett Packard Enterprise Company (“HPE”) and Computer Sciences Corporation to form DXC.

Term Loan Facilities and Revolving Credit Facility

Following the Spin-Off, Perspecta obtained financing under secured credit facilities, consisting of i) new senior secured term loan credit facilities in an aggregate principal amount of $2.0 billion (the "Term Loan A Facilities") and $500 million (the "Term Loan B Facility"), net of $34 million of debt issuance costs and ii) a senior secured revolving credit facility in an aggregate principal amount of $600 million (the "Revolving Credit Facility," and, together with the Term Loan A Facilities and Term Loan B Facility, the "Credit Facilities"), with $50 million initially drawn, net of $9 million of debt issuance costs. The Credit Facilities were in place and drawn upon at the closing of the Mergers on May 31, 2018. These Credit Facilities funded a $984 million cash distribution to DXC stockholders as a result of the Spin-Off, as well as $400 million for the cash consideration paid to Veritas Capital and approximately $1 billion repayment of existing Vencore debt. As of June 30, 2018, $600 million of available credit remained undrawn under the Revolving Credit Facility as the initial $50 million borrowing was repaid in June 2018.

The Credit Facilities contain negative covenants customary for financings of this type, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends or other restricted payments such as share repurchases; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; changes in fiscal year and limitations on conduct of business. The Credit Facilities also contain affirmative covenants and representations and warranties customary for financings of this type. Perspecta was in compliance with all applicable covenants as of June 30, 2018.

In addition, the Revolving Credit Facility and Term Loan A Facilities contain financial maintenance covenants requiring, as at the end of any fiscal quarter of Perspecta ending on or after September 30, 2018, (a) a ratio of consolidated total net debt to consolidated EBITDA not in excess of 4.50:1.00, stepping down to 3.75:1.00 no later than fiscal quarter ending December 31, 2019 and thereafter stepping up to 4.00:1.00 during the twelve-month period following the consummation of a permitted acquisition that involves consideration with a fair market value in excess of $100 million and (b) a ratio of consolidated EBITDA to interest expense of not less than 3.00:1.00.

In addition, on May 31, 2018, Perspecta and each of the other grantors party thereto (the “Grantors") entered into a Collateral Agreement (the “Collateral Agreement”) with MUFG Bank, Ltd. ("MUFG"), in its capacity as administrative agent, and MUFG Union Bank, N.A., in its capacity as collateral agent. Pursuant to the terms of the Collateral Agreement, each of the Grantors granted a perfected first priority security interest in substantially all of its assets to secure its obligations under the Credit Agreement and related documents to which it is a party, subject to certain customary exceptions.

Interest on the Company's term loans is payable monthly or quarterly in arrears. The Company fully and unconditionally guaranteed term loans issued by its 100% owned subsidiaries. Interest on the Company's senior notes is payable semi-annually in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.

Expected maturities of long-term debt are as follows:

Fiscal year:	(in millions)
Remainder of fiscal year 2019	$66
2020	88
2021	88
2022	437
2023	88
Thereafter	1,799
Total	$2,566

Note 13 - Capital Leases

Property under capital leases is comprised primarily of computers and related equipment. Capital lease assets included in the unaudited Condensed Consolidated Combined Balance Sheets were $291 million and $274 million as of June 30, 2018 and March 31, 2018, respectively. Accumulated depreciation on the property under capital leases was $72 million and $57 million as of June 30, 2018 and March 31, 2018, respectively.

Depreciation expense for capital lease assets was $22 million and $15 million for the quarter ended June 30, 2018 and June 30, 2017, respectively.

Capital lease obligations primarily consist of contractual arrangements with HPE's wholly-owned leasing subsidiary ("HPE Financial Services"). Capital lease obligations included in the unaudited Condensed Consolidated Combined Balance Sheets were $303 million and $304 million as of June 30, 2018 and March 31, 2018, respectively. Interest expense on capital lease obligations was $4 million and $2 million for the quarter ended June 30, 2018 and June 30, 2017, respectively.

As of June 30, 2018, future minimum lease payments required to be made under capital leases were as follows:

Fiscal year:	(in millions)
Remainder of fiscal year 2019	$137
2020	96
2021	59
2022	32
2023	6
Total minimum lease payments	330
Less: Amount representing interest and executory costs	27
Present value of net minimum lease payments	303
Less: Current capital lease liability	163
Non-current capital lease liability	$140

Note 14 - Pension and Other Benefit Plans

The Company offers a number of pension and other post-retirement benefit ("OPEB") plans, life insurance benefits, deferred compensation and defined contribution plans. Most of the Company's pension plans are not admitting new participants; therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates.

Defined Benefit Plans

As a result of the Mergers, the Company now sponsors defined benefit pension and post-retirement medical benefit plans for the benefit of eligible employees acquired in the Mergers. At the date of the Mergers, the net projected benefit obligations and assets were $489 million and $419 million, respectively, of which $7 million was recorded in other assets and $77 million in other long-term liabilities. The Company did not contribute to the defined benefit pension and other post-retirement benefit plans during the three months ended June 30, 2018, and does not expect to contribute during the remainder of fiscal year 2019.

The components of net periodic pension expense (benefit) were:

Three Months Ended
(in millions)	June 30, 2018
Service cost	$—
Interest cost	1
Expected return on assets	(2)
Net periodic pension benefit	$(1)

The weighted-average rates used to determine the benefit obligation and net periodic pension cost were:

Rate
Benefit obligation:
Discount rate	4.3%
Rate of increase in compensation levels	—%
Net periodic pension cost:
Discount rate	4.3%
Expected long-term rates of return on assets	7.3%
Rates of increase in compensation levels	—%

Deferred Compensation Plans

Effective May 1, 2018, Perspecta assumed sponsorship of the Enterprise Services LLC Deferred Compensation Plan (the “ES DCP”). The plan is a non-qualified deferred compensation plan maintained for a select group of management or highly compensated employees.

The ES DCP covers eligible former USPS employees who participated in the plan prior to the Spin-Off. The plan allows participating employees to defer the receipt of current compensation to a future distribution date or event above the amounts that may be deferred under the tax-qualified 401(k) plan. The plan does not provide for employer contributions, and does not admit new participants.

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in the Internal Revenue Code of 1986 (the "Code") Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company's unaudited Condensed Consolidated Combined Balance Sheets, amounted to $3 million as of June 30, 2018.

Effective as of the Mergers, Perspecta assumed sponsorship of Vencore HC's Deferred Compensation Plan (the "Vencore HC DCP"). The Vencore HC DCP is a non-qualified deferred compensation plan maintained for a select group of management, highly compensated employees and non-employee directors.

The Vencore HC DCP covers eligible employees who participated in Vencore HC’s Deferred Compensation Plan prior to the Mergers. It allows participating employees to defer the receipt of current compensation to a future distribution date or event above the amounts that may be deferred under Perspecta’s tax-qualified 401(k) plan.

Certain management and highly-compensated employees are eligible to defer all, or a portion of, their regular salaries that exceed the limitation set forth in Section 401(a)(17) of the Code and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company's unaudited Condensed Consolidated Combined Balance Sheets, amounted to $10 million as of June 30, 2018.

Note 15 - Income Taxes

The Company’s effective tax rate (“ETR”) was approximately 29% for the three months ended June 30, 2018, as compared to an estimated 38% for the three months ended June 30, 2017 that was presented on a carve-out basis. The decrease in the ETR for the three months ended June 30, 2018 compared to the same period in the prior year, was primarily driven by the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, partially offset by an increase in non-deductible transaction expenses.

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes significant changes to the Internal Revenue Code with varying effective dates and reduces the maximum corporate income tax rate to 21% effective as of January 1, 2018, creates a new limitation on the deductibility of interest expense, limits the deductibility of certain executive compensation and allows for immediate capital expensing of certain qualified property, among other changes.

Under SEC staff issued Staff Accounting Bulletin No 118, the Company has made reasonable estimates and has recorded provisional amounts during the Company’s fiscal year ending March 31, 2018. The Company has not made any adjustments during the three months ended June 30, 2018 to the provisional amounts recorded. The Company expects to finalize its assessment with regard to the provisional items recorded related to the revaluation of deferred items for the reduction in federal rate and capital expensing within the allowed one-year measurement period.

The Tax Matters Agreement, entered into with DXC in connection with the Spin-Off, states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. Except for Vencore HC and KeyPoint HC, the Company is generally only responsible for tax assessments, penalties and interest allocable to periods (or portions of periods) related to USPS beginning after the Spin-Off and Mergers. The Company has recorded income tax refunds receivable from the Internal Revenue Service ("IRS") and various state taxing authorities of approximately $101 million that are payable to DXC upon receipt under the Tax Matters Agreement, which are included in Other Receivables at June 30, 2018.

The Company's entities included in the Spin-Off are currently under examination or in appeals in several tax jurisdictions. The tax years that remain open under statute of limitations and currently under IRS review include:

Jurisdiction	Tax Years Subject to Examination
U.S. Federal	2005 and forward
Various U.S. States	2003 and forward

The IRS is not currently examining Vencore HC or KeyPoint HC for any open years, but entities related to these businesses are open to examination in various state and local jurisdictions.

Note 16 - Related Party Transactions

Corporate Allocations

The unaudited Condensed Consolidated Combined Statements of Operations include an allocation of general corporate expenses from Parent for certain management and support functions that are provided on a centralized basis within Parent. These management and support functions include, but are not limited to, executive management, finance, legal, IT, employee benefits administration, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. These allocations were $24 million and $43 million for the period from April 1 to May 31, 2018 and the three months ended June 30, 2017, respectively, and they are recorded within costs of services and selling, general and administrative in the unaudited Condensed Consolidated Combined Statements of Operations.

Management of the Company and Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, USPS prior to the Spin-Off. These allocations may not, however, reflect the expense USPS would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if USPS had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as IT and infrastructure.

Parent Company Investment

Parent investment in the unaudited Condensed Consolidated Combined Balance Sheets, Statements of Cash Flows and Statements of Equity represents the Parent’s historical investment in USPS, the net effect of transactions with and allocations from Parent and USPS’s accumulated earnings prior to consummation of the Spin-Off.

Transition Agreements with DXC

DXC does not have an ownership interest in Perspecta following the Spin-Off, and the Company operates independently of DXC, apart from certain agreements pursuant to the Merger Agreement between Perspecta and DXC, including the Separation and Distribution Agreement (the "SDA"), and certain transition services agreements. In order to govern the ongoing relationships between the Company and DXC after the Spin-Off and to facilitate an orderly transition, the Company and DXC entered into agreements providing for various services and rights following the Spin-Off and under which the Company and DXC agreed to indemnify each other against certain liabilities arising from their respective businesses.

Note 17 - Stockholders' Equity

Description of Capital Stock

The Company has authorized share capital consisting of 750 million shares of common stock, par value $0.01 per share, and 1 million shares of preferred stock, par value $0.01 per share.

Each share of common stock is equal in all respects to every other share of common stock of the Company. Each share of common stock is entitled to one vote per share at each annual or special meeting of stockholders for the election of directors and upon any other matter coming before such meeting. Subject to all the rights of the preferred stock, dividends may be paid to holders of common stock as and when declared by the Board of Directors.

Cash Dividend and Share Repurchase Program

On June 1, 2018, the Board of Directors approved and declared a regular quarterly cash dividend of $0.05 per share on Perspecta’s common stock. During the three months ended June 30, 2018, we declared cash dividends to our stockholders of $0.05 per share, or approximately $8 million in the aggregate, which was paid on July 17, 2018 to Perspecta stockholders of record at the close of business on June 11, 2018.

On June 1, 2018, the Board of Directors authorized up to $400 million for future repurchases of outstanding shares of Perspecta's common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. No shares were purchased during the three months ended June 30, 2018.

Note 18 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017
Cash paid for:
Interest	$8	$2
Taxes on income, net of refunds	$4	$20

Non-cash activities:
Investing:
Equipment acquired through capital lease obligations	$5	$3
Financing:
Dividends declared but not yet paid	$8	$—
Stock issued for the acquisition of Vencore	$578	$—

Note 19 - Segment Information

USPS was a reportable segment of DXC through May 31, 2018. As a result of the Spin-Off and Mergers on that date, during the first quarter of fiscal year 2019, Perspecta's management reevaluated its operating segments and segment reporting, and determined that the chief operating decision maker evaluates Perspecta's combined operations based on two reportable segments: (1) Defense and Intelligence, and (2) Civilian and Health Care. Management believes that these changes provide investors with a more precise view of field operations and corporate costs that accurately aligns with management's view of the business. In the following tables, corporate activity is reported separately to reconcile to the unaudited Condensed Consolidated Combined Statements of Operations. The accounting policies of the reportable segments are the same as those described in Note 1 - "Overview and Basis of Presentation." Reportable segments and their respective operations are defined as follows:

Defense and Intelligence

The Company provides a broad spectrum of IT and mission-critical services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies. The Company's Defense and Intelligence business is focused on cybersecurity, data analytics, digital transformation, IT modernization and agile software development, as well as technology to support intelligence, surveillance, and reconnaissance services.

Key competitive differentiators for Defense and Intelligence include global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Evolving business demands such as globalization, fast-developing economies, government regulation and growing concerns around risk, security, and compliance drive demand for these offerings.

Civilian and Health Care

Focused on citizen engagement, we provide a robust portfolio of innovation-driven services and solutions to the Departments of Homeland Security, Justice, and Health and Human Services, as well as other federal civilian and state and local government agencies. The Company's Civilian and Health Care business is focused on enterprise IT transformation and modernization, application development and modernization, enterprise security, risk decision support, operations and sustainment, systems engineering, applied research, cyber services, and cloud transformation.

Segment Measures

The following table summarizes operating results regularly provided to the chief operating decision maker by reportable segment and a reconciliation to the financial statements:

(in millions)	Defense and Intelligence	Civilian and Health Care	Total Reportable Segments
Three months ended June 30, 2018
Revenue	$437	$356	$793
Segment profit	$25	$47	$72
Depreciation and amortization(1)	$30	$34	$64

Three months ended June 30, 2017
Revenue	$320	$356	$676
Segment profit	$23	$46	$69
Depreciation and amortization(1)	$18	$19	$37
(1) Depreciation and amortization as presented includes amortization of acquired intangible assets of $25 million and $17 million, which is in the Company's results of operations for the three months ended June 30, 2018 and June 30, 2017, respectively.

Reconciliation of Reportable Segment Profit to Consolidated Total

The Company's management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenue less segment cost of services, selling, general and administrative, and depreciation and amortization. The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, pension and OPEB net periodic pension cost, restructuring costs, transaction and integration-related costs.

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017
Total profit for reportable segments	$72	$69
All other (gains)	(24)	—
Interest expense	10	2
Restructuring costs	—	3
Pension and OPEB net periodic pension cost	(1)	—
Stock based compensation	2	1
Transaction and integration-related costs	44	11
Income before income taxes	$41	$52

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Note 20 - Commitments and Contingencies

The Company is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, employment, employee benefits and environmental matters, which arise in the ordinary course of business. The SDA includes provisions that allocate liability and financial responsibility for litigation involving DXC and the Company, as well as providing for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. In addition, as part of the SDA, DXC and the Company have agreed to cooperate with each other in managing litigation that relates to both parties’ businesses. The SDA also contains provisions that allocate liability and financial responsibility for such litigation relating to both parties’ businesses. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. The Company believes it has recorded adequate provisions for any such matters and, as of June 30, 2018, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

Litigation, Proceedings and Investigations

Washington, D.C. Navy Yard Litigation: In December 2013, a wrongful death action was filed in U.S. District Court for the Middle District of Florida against HP Enterprise Services, LLC and others in connection with the September 2013 Washington, D.C. Navy Yard shooting that resulted in the deaths of 12 individuals. The perpetrator was an employee of The Experts, ES LLC’s now-terminated subcontractor on ES LLC’s IT services contract with the U.S. Navy (a contract served by USPS). A total of 15 lawsuits arising out of the shooting have been filed. All have been consolidated in the U.S. District Court for the District of Columbia. ES LLC filed motions to dismiss, which the court has granted in part and denied in part. Fact discovery is closed. In June 2018, the parties reached an agreement on a confidential full and final settlement of all claims by all plaintiffs memorialized in a formal settlement agreement, which was executed in July 2018. The court has entered a dismissal without prejudice and upon the occurrence of the obligations set forth in the executed settlement agreement, the court will enter a dismissal with prejudice.

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise Company (together, the “Defendants”) alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Former businesses of HPE, including USPS, will be proportionately liable for any recovery by plaintiffs in this matter. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by the Defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On January 30, 2017, the Defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by certain named and opt-in plaintiffs who signed releases as part of their WFR packages. On September 20, 2017, the court denied the partial motion to dismiss without prejudice, but granted the Defendants’ motions to compel arbitration for those named and opt-in plaintiffs. Accordingly, the court stayed the entire action pending arbitration, for these individuals and administratively closed the case. Plaintiffs filed a motion for reconsideration as well as a notice of appeal to the Ninth Circuit (which has been denied as premature). The reconsideration motion was denied without oral argument. In that same decision, the court held that a joint arbitration was permissible. The Company subsequently sought and obtained leave of Court to file a motion for reconsideration arguing that joint arbitration is not permitted under the relevant employee agreements. The Court denied the motion on April 17, 2018, ruling that interpretation of the employee agreements is an issue delegated to the arbitrator. The American Arbitration Association, which was designated to manage the arbitration process, has selected a single arbitrator to conduct the proceedings. An initial case management conference before the arbitrator was held on June 29, 2018. Pursuant to the release agreements, however, mediation is a precondition to arbitration. A mediation is therefore scheduled for October 4 and 5, 2018. Former business units of the Parent now owned by Perspecta will be proportionately liable for any recovery by the plaintiffs in this matter.

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

Guarantees

In the ordinary course of business, the Company may issue performance guarantees to certain of its clients, customers and other parties pursuant to which it has guaranteed the performance obligations of third parties. Some of those guarantees may be backed by standby letters of credit or surety bonds. In general, the Company would be obligated to perform over the term of the guarantee if a specified triggering event occurs as defined by the guarantee. The Company believes the likelihood of having to perform under a material guarantee is remote.

The Company has entered into service contracts with certain of its clients that are supported by financing arrangements. If a service contract is terminated as a result of the Company's non-performance under the contract or failure to comply with the terms of the financing arrangement, the Company could, under certain circumstances, be required to acquire certain assets related to the service contract. The Company believes the likelihood of having to acquire a material amount of assets under these arrangements is remote.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies, which are cash collateralized. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The Company's stand-by letters of credit outstanding were less than $1 million as of June 30, 2018. As of June 30, 2018, the Company had $35 million in outstanding surety bonds, of which $1 million expire in fiscal year 2019 and $34 million expire in fiscal year 2020.

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. The Company also provides indemnifications to certain vendors and customers against claims of intellectual property infringement made by third parties arising from the use by such vendors and customers of the Company’s software products and services and certain other matters. Some indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

Commitments

The Company leases certain real and personal property under non-cancelable operating leases. Certain leases require Perspecta to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was approximately $10 million for the three months ended June 30, 2018.

As of June 30, 2018, future minimum operating lease commitments were as follows:

Fiscal year (in millions):	Real Estate	Equipment
Remainder of fiscal year 2019	$30	$16
2020	37	17
2021	29	5
2022	16	—
2023	13	—
Thereafter	14	—
Minimum fixed rentals	139	38
Less: Sublease rental income	(4)	—
Totals	$135	$38

Note 21 - Subsequent Events

On August 14, 2018, the Board of Directors approved a dividend of $0.05 per share payable on October 16, 2018 to common stockholders of record as of September 5, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements and assumptions contained in this Quarterly Report on Form 10-Q and in the documents incorporated by reference that do not directly and exclusively relate to historical facts could be deemed “forward-looking statements.” Forward-looking statements are often identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “may,” “could,” “should,” “forecast,” “goal,” “intends,” “objective,” “plans,” “projects,” “strategy,” “target” and “will” and similar words and terms or variations of such. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

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

•	failure of third parties to deliver on commitments under contracts with us;

•	misconduct or other improper activities from our employees or subcontractors;

•	delays, terminations, or cancellations of our major contract awards, including as a result of our competitors protesting such awards;

•	failure of our internal controls over financial reporting to detect fraud or other issues;

•	failure to be awarded task orders under our indefinite delivery, indefinite quantity (“IDIQ”) contracts;

•	changes in government procurement, contract or other practices or the adoption by the government of new laws, rules and regulations in a manner adverse to us; and

•	the other factors described in Part I, Item 1A "Risk Factors" of Perspecta's Annual Report on Form 10-K for the year ended March 31, 2018.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the Financial Statements and related Notes included elsewhere in this document.

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

The financial information, discussed below, reflects our financial condition, results of operations, and cash flows. The financial information discussed below and included in this document, however, may not necessarily reflect what our financial condition, results of operations, or cash flows would have been had we been operated as a separate, independent entity during the periods presented, or what our financial condition, results of operations, and cash flows may be in the future.

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

In addition to providing substantial benefits through increased efficiencies and capabilities, we believe demand for our services is also driven by the technological advances that already reinvented commercial industries, which are now exerting a similar evolutionary effect on government customers. In response to these pressures, we believe government customers are increasingly turning to outside partners, such as Perspecta, to help guide them through this digital transformation.

We believe our breadth of contracts and customers in the U.S. government, and our longstanding history of having partnered with our public sector customers for more than 50 years via our legacy companies, provides us with a competitive advantage. For example, we have existing contracts with a range of public sector entities ranging from the U.S. Department of Veterans Affairs, to the U.S. Postal Service, National Aeronautics and Space Administration, the U.S. Food and Drug Administration and the large state and local government customers such as the county of San Diego, California. Based on this breadth of experience and our expertise, we believe we are well positioned to help our U.S. government customers continue their ongoing digital transformation journey, all the while addressing real business needs.

Perspecta was formed on May 31, 2018, when DXC completed the previously announced Spin-Off and Mergers. Following the completion of the Spin-Off and Mergers, Perspecta, a Nevada corporation, became a publicly traded company. Perspecta's common stock began trading under the ticker symbol “PRSP” on the New York Stock Exchange on June 1, 2018. The financial results of Perspecta as of and for the three months ended June 30, 2017, are based upon the historical results of USPS and do not give effect to the Mergers. See Note 1 - "Overview and Basis of Presentation" for additional details.

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is to present information that management believes is relevant to an assessment and understanding of Perspecta's results of operations and cash flows for the three months ended June 30, 2018. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying Notes.

Segments and Services

Our reportable segments are (1) Defense and Intelligence, which provides services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies, and (2) Civilian and Health Care, which provides services to the Departments of Homeland Security, Justice, and Health and Human Services, as well as other federal civilian and state and local government agencies. Segment information is included in Note 19 - "Segment Information" to the Financial Statements. For a discussion of risks associated with our operations, see Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2018.

Business Drivers and Key Performance Indicators

Backlog

Since our adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASC 606") on April 1, 2018, revenue from remaining unsatisfied performance obligations is now calculated as the dollar value of our remaining performance obligations on executed contracts. As of June 30, 2018, approximately $2 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on these remaining performance obligations within approximately twelve months.

Total contract value (“TCV”) backlog is our estimate of the remaining revenue from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under IDIQ contracts. TCV backlog can include award fees, incentive fees, or other variable consideration estimated at the most likely amount to which the Company is expected to be entitled to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. TCV backlog includes both funded and unfunded future revenue under government contracts.

We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency. Funded backlog does not include the full potential value of the Company’s contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

A variety of circumstances or events may cause changes in the amount of our TCV backlog and funded backlog, including the execution of new contracts, the extension of existing contracts, the non-renewal or completion of current contracts, the early termination of contracts, and adjustment to estimates for previously included contracts. Changes in the amount of our funded backlog also are affected by the funding cycles of the government.

The estimated value of our TCV backlog was as follows as of June 30, 2018:

(in millions)	As of June 30, 2018
Funded backlog	$1,983
Unfunded backlog	7,005
Total contract value backlog	$8,988

Results of Operations

On May 31, 2018, we completed the strategic combination of USPS with Vencore to form Perspecta. See Note 1 - "Overview and Basis of Presentation" and Note 4 - "Acquisitions." The historical financial statements of Perspecta prior to the Spin-Off and Mergers are reflected in this Quarterly Report on Form 10-Q as USPS' historical financial statements. Accordingly, the financial results of Perspecta as of and for any periods ending prior to June 1, 2018, do not include the financial results of Vencore, and therefore, are not directly comparable.

Selected financial information is presented in the table below:

	Three Months Ended
(In millions, except per-share amounts)	June 30, 2018	June 30, 2017	Change ($)	Percentage Change

Revenues	$793	$676	$117	17%
Total costs and expenses	752	624	128	21%
Income before income taxes	41	52	(11)	(21)%
Income tax (benefit) expense	12	20	(8)	(40)%
Net income	$29	$32	$(3)	(9)%

Diluted earnings per share	$0.17	$0.22

Revenue

Revenue for the three months ended June 30, 2018 and June 30, 2017 were:

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017	Change	Percentage Change
Defense and Intelligence	$437	$320	$117	37%
Civilian and Health Care	356	356	—	—%
Total Revenue	$793	$676	$117	17%

Our Defense and Intelligence segment revenues during the three months ended June 30, 2018 was $437 million, an increase of $117 million or 37% as compared to the same period in the prior year. The revenue growth of $117 million is driven by $109 million attributed to the acquired revenue and a net increase of $8 million related to contract ramp up and growth on Navy and Air Force programs, partially offset by the timing of revenue from task orders in other DoD agencies in the prior year.

Our Civilian and Health Care segment revenues were level at $356 million, including $6 million of acquired revenue and a net decrease of $6 million mainly from the overall net decreases in the timing of task orders on IDIQ programs across multiple agencies, offset by contract growth across multiple programs.

For the three months ended June 30, 2018, Defense and Intelligence and Civilian and Health Care contract awards were $345 million and $975 million, respectively.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended		Percentage of Revenues
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	Change ($)	Percentage Change
Costs of services (excludes depreciation and amortization and restructuring costs)	$597	$525	75%	78%	$72	14%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	61	46	8%	7%	15	33%
Depreciation and amortization	64	37	8%	6%	27	73%
Restructuring costs	—	3	—%	—%	(3)	(100)%
Separation and integration costs	44	11	6%	2%	33	300%
Interest expense	10	2	1%	—%	8	400%
Other (income) expense, net	(24)	—	(3)%	—%	(24)	NM
Total costs and expenses	$752	$624	95%	92%	$128	21%

Costs of Services

Cost of services excluding depreciation and amortization and restructuring costs was $597 million for the three months ended June 30, 2018, as compared with $525 million in the same period of the prior year. The cost of services decreased as a percentage of revenue to 75% in the quarter ended June 30, 2018, compared to 78% in the quarter ended June 30, 2017.

Selling, General, and Administrative

Selling, general, and administrative expense excluding depreciation and amortization and restructuring costs ("SG&A") was $61 million for the three months ended June 30, 2018, as compared to $46 million in the same period of the prior year. SG&A as a percentage of revenue of 8% was relatively flat in the quarter ended June 30, 2018, compared to 7% for the quarter ended June 30, 2017.

Depreciation and Amortization

Depreciation and amortization expense ("D&A") was $64 million for the three months ended June 30, 2018, as compared to $37 million in the same period in the prior year. The increase of $27 million in depreciation and amortization expense was attributed to the acquired property and equipment and intangible assets associated with the Merger. Excluding the D&A associated with the Mergers, D&A as a percentage of revenue was 5%, slightly lower than the same period in the prior year.

Interest Expense

Interest expense for the three months ended June 30, 2018 was $10 million, as compared to $2 million during the same period of the prior fiscal year. The increase of $8 million in interest expense was due to the Credit Facilities (as defined below under the heading "Liquidity and Capital Resources"), resulting in a total indebtedness of approximately $2.6 billion.

Other (Income) Expense, Net

Other income, net comprises certain components of the net periodic pension cost for defined benefit pension plans, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses. The $24 million increase in other income for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was due to the May 2018 sale of a contract to eliminate an organizational conflict of interest that could have resulted from the Mergers.

Taxes

Our income tax expense was $12 million for the three months ended June 30, 2018 as compared to $20 million in the same period of the prior year that was presented on a carve-out basis. The effective tax rate was 29% for the three months ended June 30, 2018, as compared to 38% for the three months ended June 30, 2017, and was presented on a carve-out basis. The decrease in the ETR for the three months ended June 30, 2018, compared to the same period in the prior year, was primarily driven by the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, partially offset by an increase in non-deductible transaction related items.

The Company is subject to income taxes in the United States (federal and state). Significant judgment is required in determining the provision for income taxes, analyzing the income tax reserves, the determination of the likelihood of recoverability of deferred tax assets and adjustment of valuation allowances accordingly. In addition, the Company’s tax returns are routinely audited and settlements of issues raised in these audits sometimes affect the tax provisions. For example, the legal entities related to the USPS business are currently under IRS examination or appeals for the various tax years ending 2005 through 2015. Potential liabilities or refunds resulting from these audits are covered by the Tax Matters Agreement between Perspecta and DXC.

Tax Matters Agreement

The Company entered into a Tax Matters Agreement with DXC that will govern the respective rights, responsibilities and obligations of DXC and the Company after the Spin-Off with respect to all tax matters and will include restrictions designed to preserve the tax-free status of the Distribution. As a subsidiary of DXC, the Company had (and the Company continues to have following the Spin-Off) several liability to the IRS for the full amount of the consolidated U.S. federal income taxes of the DXC consolidated group relating to the taxable periods in which the Company was part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which the Company will bear responsibility, and the Company agrees to indemnify DXC against any amounts for which the Company is responsible and DXC agrees to indemnify the Company against any amounts for which the Company is not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-Off is not tax-free. The Tax Matters Agreement provides for certain covenants that may restrict the ability of the Company to pursue strategic or other transactions that otherwise could maximize the value of the business and may discourage or delay a change of control. Pursuant to the Tax Matters Agreement, the Company has agreed to indemnify DXC for any tax liabilities resulting from a breach of such covenants or certain other actions. Though valid as between the parties, the Tax Matters Agreement will not be binding on the IRS.

Liquidity and Capital Resources

Following the Spin-Off and Mergers, existing cash and cash equivalents and cash generated by operations continue to be our primary sources of liquidity, as well as available borrowings under our Revolving Credit Facility (as defined below) and sales of receivables under a U.S. federal government obligor receivables purchase facility established pursuant to a Master Accounts Receivable Purchase Agreement, dated July 14, 2017, by and among Enterprise Services LLC, our wholly-owned subsidiary, and certain financial institutions (the MARPA Facility). Our primary cash needs will continue to be for working capital, capital expenditures and other discretionary investments, as well as to service our outstanding indebtedness, including borrowings under our Credit Facilities (as defined below); however, our capital structure and liquidity profile have changed because we are no longer a part of DXC. Our ability to fund our future operating needs depends, in part, on our ability to continue to generate positive cash flows from operations and, if necessary, raise cash in the capital markets. Based upon our history of generating strong cash flows, it is our belief that we will be able to meet our short-term liquidity and cash needs, including debt servicing, through the combination of cash flows from operating activities, available cash balances, available borrowings under our Revolving Credit Facility and sales of receivables under our MARPA Facility. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities, although there can be no assurance that we will able to obtain such financing on acceptable terms (or at all) in the future.

Upon completion of the Spin-Off on May 31, 2018, we (i) closed on financing of an aggregate of $2.0 billion under our Term Loan A Facilities and $500 million under our the Term Loan B Facility, net of $34 million of debt issuance costs, and (ii) drew $50 million in borrowings under our Revolving Credit Facility, net of $9 million of debit issuance costs. Proceeds were used by Perspecta to pay a distribution of approximately $984 million in cash to DXC and to pay transaction costs associated with the Spin-Off and Mergers. Proceeds also funded the $400 million cash consideration paid to Veritas Capital for the Mergers and approximately $1 billion repayment of existing Vencore HC and KGS HC debt.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	June 30, 2018
Cash and cash equivalents	$201
Available borrowings under our Revolving Credit Facility	600
Total liquidity	$801

Cash and Cash Equivalents and Cash Flows

As of June 30, 2018, our cash and cash equivalents were $201 million. Cash and cash equivalents increased $201 million primarily because our cash and cash equivalents are no longer attributed to our former Parent, and also due to the Mergers.

The following table summarizes our cash flow activity:

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017	Change
Net cash provided by operating activities	$160	$124	$36
Net cash used in investing activities	(1,290)	(3)	(1,287)
Net cash provided by (used in) financing activities	1,344	(121)	1,465
Net increase in cash and cash equivalents	214	—	214
Cash and cash equivalents, including restricted, at beginning of year	—	—	—
Cash and cash equivalents, including restricted, at end of period	214	—	214
Less restricted cash and cash equivalents included in prepaid expenses and other current assets	13	—	13
Cash and cash equivalents at end of period	$201	$—	$201

Net cash provided by operating activities during the three months ended June 30, 2018 was $160 million, as compared to $124 million during the comparable period of the prior fiscal year. The increase of $36 million included a decrease in net income of $3 million, but with additional depreciation and amortization expense of $27 million.

Net cash used in investing activities during the three months ended June 30, 2018 was $1,290 million, as compared to net cash used in investing activities of $3 million during the comparable period of the prior fiscal year. The increase of $1,287 million was predominately due to acquisitions of $312 million and payments of acquiree debt of $994 million in the three months ended June 30, 2018, as compared to no cash paid for acquisitions in the comparable period of the prior fiscal year.

Net cash provided by financing activities during the three months ended June 30, 2018 was $1,344 million, as compared to net cash used in financing activities of $121 million during the comparable period of the prior fiscal year. The increase in cash from financing activities of $1,465 million was primarily due to issuance of long-term debt of $2,500 million in connection with the Spin-Off and Mergers, partially offset by net transfers to Parent prior to the Spin-Off.

Capital Resources

See Note 20 - "Commitments and Contingencies" to the Financial Statements for discussion of general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below:

	As of
(in millions)	June 30, 2018	March 31, 2018
Short-term debt and current maturities of long-term debt	$81	$—
Long-term debt, net of current maturities	2,463	—
Total debt	$2,544	$—

The $2.5 billion increase in total debt as of June 30, 2018, as compared to total debt as of March 31, 2018, was primarily attributed to the Credit Facilities obtained to fund the Spin-Off and Mergers.

As discussed above, on May 31, 2018, we closed on financing of approximately $2.6 billion, of which $50 million related to amounts drawn on the Revolving Credit Facility. During the three months ended June 30, 2018, we paid down the Revolving Credit Facility balance and our $600 million Revolving Credit Facility remains unused.

We were in compliance with all financial covenants associated with our borrowings as of June 30, 2018. For more information on our debt, see Note 12 - "Debt" to the Financial Statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	June 30, 2018	March 31, 2018
Total debt and capital leases	$2,847	$304
Cash and cash equivalents	201	—
Net debt(1)	$2,646	$304

Total debt and capital leases	$2,847	$304
Equity	2,202	2,729
Total capitalization	$5,049	$3,033

Debt-to-total capitalization	56%	10%
Net debt-to-total capitalization(1)	52%	10%

(1) Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The increase in our total capitalization as of June 30, 2018, as compared to the same period in the prior year was primarily due to a $2.3 billion increase in net debt, partially offset by a $0.5 billion decrease in equity, which were primarily a result of the effects of the Spin-Off and Mergers.

Share Repurchases

On June 1, 2018, Perspecta's Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. No share repurchases were made during the fiscal quarter ended June 30, 2018.

Dividends

On June 1, 2018, the Board of Directors approved and declared a regular quarterly cash dividend of $0.05 per share on Perspecta's common stock. During the three months ended June 30, 2018, we paid cash dividends to our stockholders of approximately $8 million in the aggregate, which was paid on July 17, 2018 to Perspecta stockholders of record at the close of business on June 11, 2018.

On August 14, 2018, the Board of Directors approved a dividend of $0.05 per share payable on October 16, 2018 to common stockholders of record as of September 5, 2018.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the MARPA Facility and financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our unaudited Balance Sheets. There have been no material changes to our off-balance sheet arrangements reported under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended March 31, 2018, other than as disclosed below and in Note 7 - "Sale of Receivables" and Note 20 - "Commitments and Contingencies" to the Financial Statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

Perspecta's contractual obligations have materially changed since March 31, 2018, as a result of the Spin-Off and Mergers. Significant increases in debt included $2.5 billion in term loans and $79 million associated with the senior secured notes assumed (the "EDS Notes"). See Note 12 - "Debt" to the Financial Statements for further information.

The increases in capital lease obligations, future minimum operating lease liabilities and purchase obligations primarily increased from March 31, 2018 to June 30, 2018 as a result of the Spin-Off and Mergers. The following table summarizes our contractual obligations as of June 30, 2018:

(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt (1)	$66	$176	$525	$1,799	$2,566
Capitalized lease liabilities(2)	126	141	36	—	303
Operating leases	46	88	29	14	177
Purchase obligations(3)	71	71	—	—	142
Interest payments(4)	100	233	175	87	595
Totals(5)(6)	$409	$709	$765	$1,900	$3,783

(1) Amounts represent scheduled principal cash payments of long-term debt.
(2) Amounts represent scheduled principal cash payments of capital lease obligations.
(3) Includes long-term purchase and separate services agreements with DXC for the purchase of certain hardware, software, and support services as well as the provision of certain outsourced IT services and excludes agreements that are cancellable without penalty. If we cancel the purchase agreements prior to their natural expiration, we will be required to pay to DXC any required shortfall. If we cancel the services agreements for any reason other than for cause, we will have to pay DXC significant termination fees, which will vary, depending on the date and manner of termination. Purchase obligations assumed from DXC will reflect a significant increase as a result of newly executed contracts.
(4) Amounts represent scheduled interest payments on long-term debt and capital lease obligations.
(5) We have excluded the estimated future benefit payments under our pension and other post-employment benefit plans from this table because they have not materially changed since March 31, 2018 other than as a result of the Mergers. See Note 4 - "Acquisitions" to the Financial Statements for additional information regarding the Mergers.
(6) We have excluded obligations for uncertain tax positions of $62 million, as the timing of such payments, if any, cannot be reasonably estimated.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, acquisition accounting and income taxes. On April 1, 2018, we adopted Accounting Standards Update No. 2014-09 (“Topic 606"), Revenue from Contracts with Customers. See Note 2 -"Recent Accounting Pronouncements" and Note 3 -"Summary of Significant Accounting Policies" to the Financial Statements for further discussion. Our critical accounting policies and estimates are more fully discussed in Note 3 -"Summary of Significant Accounting Policies" to the Financial Statements herein and in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended March 31, 2018, under the heading "Critical Accounting Policies and Estimates."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to financial risk from changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest expense and to manage our exposure related to interest rate movements. Net of the benefit from our interest-rate derivatives, a hypothetical 1% increase in interest rates would have increased the interest expense incurred under our senior secured loan facilities by approximately $12 million for fiscal year 2019, and likewise decreased our net income and cash flows.

The return on our cash and cash equivalents balance as of June 30, 2018 was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

We have not entered into any hedging transactions for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit to the U.S. Securities and Exchange Commission ("SEC") under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Until May 31, 2018, we have relied on certain financial information and resources of Parent to manage certain aspects of our business and report our results, including investor relations and corporate communications, accounting, tax, legal, human resources and benefit plan administration and reporting, general management, real estate, treasury, including insurance and risk management, and oversight functions such as Board of Directors and internal audit, including compliance with the Sarbanes-Oxley Act of 2002. Parent support for these functions ceased shortly after the Spin-Off following completion of the preparation of the May financial statements.

On May 31, 2018, DXC completed the previously announced Spin-Off and Mergers, see Note 4 - "Acquisitions" for further information. As part of our ongoing integration activities, we continue to evaluate our internal controls and procedures in the acquired businesses and to adjust and augment our company-wide controls to reflect the risks inherent in these acquisitions. Otherwise, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended June 30, 2018, we implemented a new consolidation and reporting system that consolidates the results of all our subsidiaries including the entities acquired in the Mergers. We have modified, and will continue to monitor and adjust, our internal controls relating to our consolidation and reporting processes throughout the system implementation, which is expected to progress through the end of the second quarter of fiscal year 2019. While our management believes that this new system and the related changes to internal controls will ultimately strengthen our internal controls over financial reporting, there are inherent risks in implementing any new software system and we will continue to evaluate and test control changes in order to certify in Management's Annual Report on Internal Control over Financial Reporting as of our fiscal year ending March 31, 2019 on the effectiveness, in all material respects, of our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 20 - "Commitments and Contingencies" to the Financial Statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 31, 2018, we issued 142,425,184 shares of our common stock, par value $0.01 per share, to DXC in consideration for its contribution of USPS to Perspecta pursuant to the terms of the Master Separation and Distribution Agreement. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because the issuance did not involve any public offering of securities.

On May 31, 2018, we issued 23,273,341 shares of our common stock, par value $0.01 per share, to the stockholders of Vencore HC and KGS HC in connection with the Mergers. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because the issuance did not involve any public offering of securities.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On June 1, 2018, our Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. No share repurchases were made during the fiscal quarter ended June 30, 2018.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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
10.1
Letter Agreement, dated as of October 11, 2017, by and among Ultra SC Inc., Veritas Capital Fund Management, L.L.C., KGS Holding LLC, and The SI Organization Holdings LLC (incorporated by reference to Exhibit 10.1 to Ultra SC Inc.’s Form 10 (filed February 8, 2018) (file no. 001-38395))

10.2
Amendment, dated May 31, 2018, to the Letter Agreement dated as of October 11, 2017, by and among Perspecta Inc., Veritas Capital Fund Management, L.L.C., KGS Holding LLC, The SI Organization Holdings LLC and DXC Technology Company (incorporated by reference to Exhibit 10.2 to Perspecta Inc.'s Form 10-K (filed June 29, 2018) (file no. 001-38395))

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

10.13*	Stock Option Award Agreement under the Perspecta Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))
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

10.18*	Perspecta Inc. Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.12 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))
10.19*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1**	Section 906 Certification of the Chief Executive Officer
32.2**	Section 906 Certification of the Chief Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

* Management contract or compensatory plan or agreement ** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perspecta Inc.

Dated:	August 14, 2018	By:	/s/ William G. Luebke
		Name:	William G. Luebke
		Title:	Senior Vice President, Principal Accounting Officer and Controller