Form 10-Q
period 2018-09-30
Perspecta Inc.
filed 2018-11-14
CIK 1724670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Registrant’s telephone number, including area code: (571) 313-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☐
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

164,467,455 shares of common stock, par value $0.01 per share, were outstanding as of November 8, 2018.

EXPLANATORY NOTE

On May 31, 2018, DXC Technology Company (“DXC”) completed the spin-off (the “Spin-Off”) of its United States Public Sector business (“USPS”) held by Perspecta Inc. (“Perspecta”), and combination with Vencore Holding Corp. and KGS Holding Corp. (“KGS HC”) (the “Mergers”) pursuant to an Agreement and Plan of Merger dated October 11, 2017 (the “Merger Agreement”). To effect the Spin-Off, DXC distributed all of the shares of Perspecta common stock on a pro rata basis to the record holders of DXC common stock. Following the completion of the Spin-Off and Mergers, Perspecta, a Nevada corporation, became a publicly traded company.

Because the Spin-Off and the Mergers were not consummated until May 31, 2018, the unaudited Combined Condensed Financial Statements presented in this Quarterly Report on Form 10-Q include only the legacy USPS activity for the period from April 1, 2017 to September 30, 2017 and from April 1, 2018 to May 31, 2018, and Perspecta, including entities acquired in the Mergers, from June 1, 2018 to September 30, 2018.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to “Vencore” are to Vencore Holding Corp (“Vencore HC”), KGS HC, and their respective subsidiaries on a combined basis. The term “Parent” refers to DXC for the period from April 1, 2017 to May 31, 2018. In addition, “the Company,” “we,” “our” and “us” refer to USPS before giving effect to the Spin-Off and Mergers, for the period from April 1, 2017 to May 31, 2018, and to Perspecta and its combined subsidiaries, including the combined business of Vencore HC and KGS HC, after giving effect to the Spin-Off and the Mergers beginning June 1, 2018.

We also refer throughout to (1) the unaudited Condensed Consolidated Combined Financial Statements as the “Financial Statements,” (2) the unaudited Condensed Consolidated Combined Statements of Operations as the “Statements of Operations,” (3) the unaudited Condensed Consolidated Combined Balance Sheets as the “Balance Sheets”, (4) the unaudited Condensed Consolidated Combined Statements of Cash Flows as the “Statements of Cash Flows” and (5) the unaudited Condensed Consolidated Combined Statements of Changes in Stockholders’ Equity as the “Statements of Stockholders’ Equity.” In addition, references throughout to numbered “Notes” refer to the numbered Notes to the Financial Statements that we include in the Financial Statements section of this Quarterly Report on Form 10-Q.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Combined Financial Statements (unaudited)

Page
Condensed Consolidated Combined Statements of Operations for the Three and Six Months Ended September 30, 2018 and 2017 (unaudited)	2

Condensed Consolidated Combined Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2018 and 2017 (unaudited)	3

Condensed Consolidated Combined Balance Sheets as of September 30, 2018 and March 31, 2018 (unaudited)	4

Condensed Consolidated Combined Statements of Changes in Stockholders' Equity for the Three and Six Months Ended September 30, 2018 and 2017 (unaudited)	5

Condensed Consolidated Combined Statements of Cash Flows for the Six Months Ended September 30, 2018 and 2017 (unaudited)	6

Notes to Condensed Consolidated Combined Financial Statements (unaudited)
Note 1 - Overview and Basis of Presentation	7
Note 2 - Recent Accounting Pronouncements	9
Note 3 - Summary of Significant Accounting Policies	12
Note 4 - Acquisitions	16
Note 5 - Revenue From Contracts With Customers	19
Note 6 - Earnings Per Share	21
Note 7 - Sale of Receivables	21
Note 8 - Fair Value	22
Note 9 - Derivative Instruments	23
Note 10 - Intangible Assets	24
Note 11 - Goodwill	25
Note 12 - Debt	26
Note 13 - Capital Leases	27
Note 14 - Pension and Other Benefit Plans	28
Note 15 - Income Taxes	29
Note 16 - Related Party Transactions	30
Note 17 - Stockholders' Equity	31
Note 18 - Cash Flows	32
Note 19 - Segment Information	32
Note 20 - Commitments and Contingencies	34
Note 21 - Subsequent Events	36

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$1,068	$706	$1,861	$1,382

Costs of services (excludes depreciation and amortization and restructuring costs)	813	557	1,410	1,082
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	89	35	150	81
Depreciation and amortization	74	33	138	70
Restructuring costs	2	4	2	7
Separation and integration-related costs	21	6	65	17
Interest expense	37	5	47	7
Other income, net	(4)	—	(28)	—
Total costs and expenses	1,032	640	1,784	1,264

Income before taxes	36	66	77	118
Income tax expense	12	26	24	46
Net income	$24	$40	$53	$72

Earnings per common share(1):
Basic	$0.15	$0.28	$0.32	$0.51
Diluted	$0.14	$0.28	$0.32	$0.51

(1) Earnings per share information for the three and six months ended September 30, 2017 is computed using the 142.43 million shares of Perspecta common stock resulting from the Distribution, as Perspecta did not operate as a stand-alone entity during the period and therefore, no Perspecta common stock, stock options or other equity awards were outstanding and no dividends were declared or paid by Perspecta.

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$24	$40	$53	$72
Other comprehensive income, net of taxes:
Cash flow hedges adjustments, net of tax(1)	6	—	5	—
Comprehensive income	$30	$40	$58	$72

(1) Tax expense related to cash flow hedge adjustments was not material for the three and six months ended September 30, 2018, respectively.

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED BALANCE SHEETS
(unaudited)

	As of
(in millions, except per share and share amounts)	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$126	$—
Receivables, net of allowance for doubtful accounts of $2 and $0	535	354
Other receivables	122	—
Prepaid expenses and other current assets	173	74
Deferred contract costs	49	21
Total current assets	1,005	449
Intangible assets, net of accumulated amortization of $181 and $98	1,441	897
Goodwill	3,273	2,022
Property and equipment, net of accumulated depreciation of $100 and $66	363	290
Other assets	199	21
Total assets	$6,281	$3,679
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$80	$—
Current capital lease liability	146	160
Accounts payable	245	195
Accrued payroll and related costs	78	17
Accrued expenses and other current liabilities	508	180
Deferred revenue and advance contract payments	77	53
Income taxes payable	34	—
Total current liabilities	1,168	605
Non-current portion of long-term debt	2,415	—
Non-current capital lease liability	155	144
Non-current deferred revenue and advance contract payments	8	7
Non-current deferred tax liabilities	125	176
Other long-term liabilities	207	18
Total liabilities	4,078	950
Commitments and contingencies
Stockholders’ equity:
Parent company investment, prior to Spin-Off	—	2,729
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 164,818,944 and 0 shares issued and outstanding	2	—
Additional paid-in capital	2,219	—
Retained earnings	—	—
Accumulated other comprehensive income	5	—
Treasury stock at cost, 938,287 shares and 0 shares	(23)	—
Total stockholders’ equity	2,203	2,729
Total liabilities and stockholders’ equity	$6,281	$3,679

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Parent Company Investment	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	—	$—	$—	$—	$—	$—	$2,729	$2,729
Impact of adoption of new accounting standard	—	—	—	—	—	—	4	4
Net income from April 1 to May 31, 2018	—	—	—	—	—	—	49	49
Transfers to Parent, net from April 1 to May 31, 2018	—	—	—	—	—	—	(145)	(145)
Balance at May 31, 2018	—	—	—	—	—	—	2,637	2,637
Dividend to DXC prior to May 31, 2018	—	—	(984)	—	—	—	—	(984)
Spin-Off activity	142,426	2	2,635	—	—	—	(2,637)	—
Mergers activity	23,273	—	578	—	—	—	—	578
Net loss from June 1 to June 30, 2018	—	—	—	(20)	—	—	—	(20)
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Dividends declared ($0.05 per share)	—	—	(8)	—	—	—	—	(8)
Balance at June 30, 2018	165,699	2	2,221	(20)	(1)	—	—	2,202
Net income from July 1 to September 30, 2018	—	—	—	24	—	—	—	24
Other comprehensive income	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	1	—	—	—	—	1
Repurchases of common stock	(923)	—	—	—	—	(23)	—	(23)
Stock option exercises and other common stock transactions	43	—	1	—	—	—	—	1
Dividends declared ($0.05 per share)	—	—	(4)	(4)	—	—	—	(8)
Balance at September 30, 2018	164,819	$2	$2,219	$—	$5	$(23)	$—	$2,203

(in millions)	Parent Company Investment	Total Equity
Balance at March 31, 2017	$416	$416
Effects of purchase accounting	2,434	2,434
Net income from April 1 to June 30, 2017	32	32
Transfers to Parent, net	(77)	(77)
Balance at June 30, 2017	2,805	2,805
Net income from July 1 to September 30, 2017	40	40
Transfers to Parent, net	(108)	(108)
Balance at September 30, 2017	$2,737	$2,737

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(in millions)	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$53	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	70
Stock-based compensation	3	—
Deferred income tax benefit	(11)	—
Gain on sale of assets	(25)	—
Other non-cash charges, net	(14)	7
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Change in receivables	(4)	29
Change in prepaid expenses and other current assets	(18)	(5)
Change in accounts payable and accrued liabilities	92	98
Change in income taxes payable and income tax liability	6	—
Change in deferred revenue and advanced contract payments	13	8
Other operating activities, net	3	(5)
Net cash provided by operating activities	236	274
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(312)	—
Extinguishment of Vencore HC and KGS HC debt and related costs	(994)	—
Proceeds from sale of assets	24	—
Purchases of property, equipment and software	(11)	(5)
Payments for outsourcing contract costs	(6)	(6)
Net cash used in investing activities	(1,299)	(11)
Cash flows from financing activities:
Principal payments on long-term debt	(50)	—
Proceeds from debt issuance	2,500	—
Payment of debt issuance costs	(43)	—
Proceeds from revolving credit facility	50	—
Payments on revolving credit facility	(50)	—
Payments on lease liability	(82)	(76)
Repurchases of common stock	(21)	—
Dividend to DXC	(984)	—
Dividends paid to Perspecta stockholders	(8)	—
Net transfers to Parent	(88)	(187)
Net cash provided by (used in) financing activities	1,224	(263)
Net increase in cash and cash equivalents, including restricted	161	—
Cash and cash equivalents, including restricted, at beginning of year	—	—
Cash and cash equivalents, including restricted, at end of period	161	—
Less restricted cash and cash equivalents included in prepaid expenses and other current assets	35	—
Cash and cash equivalents at end of period	$126	$—

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
NOTES TO CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS (unaudited)

Note 1 – Overview and Basis of Presentation

Background

Perspecta is a leading provider of end-to-end enterprise information technology (“IT”), mission, and operations-related services across the United States (“U.S.”) federal government to the Department of Defense (“DoD”), the intelligence community, and homeland security, civilian and health care agencies, as well as to certain state and local government agencies through two reportable segments: (1) Defense and Intelligence, which provides services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies, and (2) Civilian and Health Care, which provides services to the Departments of Homeland Security, Justice, and Health and Human Services, as well as other federal civilian and state and local government agencies.

On May 31, 2018, DXC Technology Company (“DXC”) completed the spin-off (the “Spin-Off”) of its U.S. Public Sector business (“USPS”). To effect the Spin-Off, DXC distributed all of the shares of Perspecta common stock on a pro rata basis to the record holders of DXC common stock (the “Distribution”). Following the Spin-Off, on May 31, 2018, and pursuant to the Merger Agreement, Perspecta completed the combination of USPS with Vencore HC and KGS HC through the following transactions:

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

As a result of these transactions, the businesses owned by Vencore HC and KGS HC became wholly-owned by Perspecta.

As consideration for the Mergers, Perspecta paid affiliates of Veritas Capital Fund Management L.L.C. (“Veritas Capital”) $400 million in cash and approximately 14% of the total number of shares of Perspecta common stock outstanding immediately after the Mergers (on a fully diluted basis, excluding certain unvested equity incentive awards). See Note 4 – “Acquisitions.”

Perspecta’s Amendment No. 3 to the Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2018, was declared effective on May 2, 2018. Perspecta’s common stock began regular-way trading on the New York Stock Exchange on June 1, 2018 under the ticker symbol “PRSP.”

The accompanying unaudited Condensed Consolidated Combined Financial Statements and Notes present the combined results of operations, financial position, and cash flows of USPS for the periods prior to the completion of the Spin-Off and the combination with Vencore HC and KGS HC. Accordingly, the term “Parent” refers to DXC for periods from April 1, 2017 to May 31, 2018. As used in these Notes, the “Company,” “we,” “us,” and “our” refer to the combined businesses of USPS for the period from April 1, 2017 through May 31, 2018, and to Perspecta and its consolidated subsidiaries beginning June 1, 2018 and for the period from June 1, 2018 through September 30, 2018.

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

Perspecta and its subsidiaries. Accordingly, the accompanying unaudited financial statements are presented as described below.

The periods prior to the Spin-Off and Mergers include:

•	the combined financial results and cash flows of USPS for the period from April 1, 2018 to May 31, 2018;

•	the combined financial results and cash flows of USPS for the three and six months ended September 30, 2017; and

•	the combined financial position of USPS as of March 31, 2018.

The period subsequent to the Spin-Off and Mergers includes:

•	the consolidated financial statements of Perspecta for the period from June 1, 2018 to September 30, 2018; and

•	the consolidated financial position of Perspecta as of September 30, 2018.

After the Spin-Off, DXC does not have any beneficial ownership of Perspecta or USPS. The chief executive officer and chief financial officer of DXC serve as members of the board of directors of Perspecta (the “Board of Directors”). Consequently, transactions between DXC and Perspecta are reflected as related party transactions pursuant to the disclosure requirements of Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures. For the three and six months ended September 30, 2018, there was $4 million and $6 million of related party revenue from and $10 million and $12 million of related party expenses paid to DXC, respectively. For additional information about the allocation of expenses from DXC prior to the Spin-Off and certain continuing responsibilities between the Company and DXC, see Note 16 – “Related Party Transactions.”

Principles of Consolidation and Combination

The unaudited Condensed Consolidated Combined Financial Statements as of and for the three and six months ended September 30, 2018 reflect the financial position and results of operations of the Company, its consolidated subsidiaries and the joint ventures and partnerships over which the Company has a controlling financial interest. The combined financial statements as of and for periods prior to the consummation of the Spin-Off, reflect the financial position and results of operations of USPS as described above.

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

The unaudited Condensed Consolidated Combined Balance Sheet of USPS as of March 31, 2018 includes Parent assets and liabilities that are specifically identifiable or otherwise attributable to USPS, including subsidiaries and affiliates in which Parent has a controlling financial interest or is the primary beneficiary. Parent’s cash has not been assigned to USPS for the periods prior to consummation of the Spin-Off because those cash balances were not directly attributable to USPS. USPS reflects transfers of cash to and from Parent’s cash management system as a component of Parent company investment on the unaudited Condensed Consolidated Combined Balance Sheets. Parent’s receivables sales facility and long-term debt, other than capital lease obligations, have not been attributed to USPS for the periods prior to consummation of the Spin-Off because the Parent’s borrowings were not the legal obligation of USPS. All intercompany transactions have been eliminated in consolidation and combination.

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

Business Segment Information

The Company reports separately information about each of its operating segments that engage in business activities from which revenue is recognized and expenses are incurred, and for which discrete financial information is available. These operating results are regularly reviewed by the Company’s chief operating decision maker, who is the chief executive officer. During the period prior to the Spin-Off, the Company had identified a single reportable segment that was regularly reviewed by the chief operating officer, who was the Company’s chief operating decision maker during that period. Following, and as a result of the Spin-Off and Mergers and the identification of a new chief operating decision maker, management reevaluated its reportable segments and determined that the information obtained, reviewed, and used by the chief operating decision maker to manage the Company’s financial performance is based on two reportable segments rather than one. These segments are aligned with the Company's industry verticals:

•	Defense and Intelligence - provides services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies.

•	Civilian and Health Care - provides services to the Departments of Homeland Security, Justice, and Health and Human Services, as well as other federal civilian and state and local government agencies.

The segment information for the period prior to the Spin-Off has been recast to reflect the Company’s current reportable segments structure. There is no impact on the Company’s previously reported combined statements of income, balance sheets or statements of cash flows resulting from these segment changes.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”), which, along with amendments issued in 2015 through 2017, replaced most existing revenue recognition guidance under GAAP and eliminated industry specific guidance. ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also addresses the timing of recognition of certain costs incurred to obtain or fulfill a customer contract. Further, it requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and information regarding significant judgments and changes in judgments made.

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

A majority of the Company’s service revenue continues to be recognized over time as the Company delivers these services. Under ASC 606, certain sales commissions historically expensed are capitalized as costs to obtain a contract.

We recorded a net increase to opening retained earnings of $4 million as of April 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact related to the capitalization of certain sales commissions. The impact of adoption on revenue, selling, general, and administrative expenses, and net income was not material for the three and six months ended September 30, 2018. The cumulative impact of adoption on our September 30, 2018 balance sheet was as follows:

	As of September 30, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Receivables, net of allowance for doubtful accounts	$535	$529	$6
Deferred contract costs	49	47	2
Other assets	199	192	7
Liabilities and Stockholders’ Equity
Accrued expenses and other current liabilities	508	502	6
Non-current deferred tax liabilities	125	122	3
Total stockholders’ equity	2,203	2,197	6

See Note 5 – “Revenue From Contracts With Customers” for further details.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that whenever cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals must be presented in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted the standard on April 1, 2018, on a retrospective basis. The adoption of the amendment changed the presentation of certain information in the Statements of Cash Flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017 (year ended March 31, 2019 for the Company), including interim periods within those periods. The Company adopted the standard on April 1, 2018. The adoption of the amendment did not have a significant impact on the Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted the ASU 2017-12 on April 1, 2018. The adoption of the amendment did not have a significant impact on the Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). Previous guidance required the aggregation of all the components of net periodic benefit costs on the Statements of Operations and did not require disclosure of the location of net periodic costs on the Statements of Operations. Under the amended guidance, the service cost component of net periodic benefit cost is included within the same line as other compensation expenses. All other components of net periodic benefit cost are reported outside operating income. The Company adopted this guidance in the first quarter of Fiscal 2019 when pension obligations were acquired in the Mergers. The adoption of this guidance resulted in no retrospective change to the previous period presented because the Company had no defined benefit pension expense during that period. The net periodic pension benefit discussed in Note 14 – “Pension and Other Benefit Plans” does not include a service cost component, so all expense is reported in other income, net in the Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The amendments in ASU 2016-16 require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Under current GAAP, current and deferred income taxes for intra-entity asset transfers are not recognized until the asset has been sold to an outside party. The amendments have been applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the guidance in the first quarter of the fiscal year ending March 31, 2019. The adoption of the amendments did not result in a significant impact on the Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU 2017-04 require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2017-04 in the second quarter of the fiscal year ending March 31, 2019, but the application of this guidance did not impact the Company’s goodwill impairment test performed as of July 1, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A—Leases (“ASU 2016-02”). The amendments in ASU 2016-02 require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. For finance leases, expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of the fiscal year ending March 31, 2020 using a modified retrospective approach. Early adoption is permitted. Perspecta is currently evaluating the timing and the impact of these amendments on its financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). The amendment gives entities another option for transition to Topic 842 and provides lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Entities can opt to continue to apply the legacy guidance in Accounting Standards Codification Topic 840, including its disclosure requirements (annual only), in the comparative periods presented in the year they adopt the new leases standard. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-11 on its financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) (“ASU 2018-14”). ASU 2018-14 makes changes to the disclosure framework for defined benefit pension plans. The amendment is effective for public entities for fiscal years ending after December 15, 2020, and early adoption is permitted. Retrospective application is required for all periods presented. The Company is currently evaluating the impact of adopting ASU 2018-14 on its financial statements and related disclosures, as well as evaluating the date and method of adoption.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 provides guidance for determining when a cloud computing arrangement includes a software license and makes changes to the requirements for capitalizing implementation costs incurred in a hosting arrangement that is as a service contract. The amendment is effective for public entities for fiscal years beginning after December 15, 2019, and early adoption is permitted. The update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adopting ASU 2018-15 on its financial statements and related disclosures, as well as evaluating the date and method of adoption.

Other recently issued ASUs effective after September 30, 2018 are not expected to have a material effect on Perspecta’s financial statements.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying Notes.

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

Reclassifications

Certain prior period balances in the accompanying Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on total assets, total liabilities, total equity, income before taxes or net income.

Revenue Recognition

The Company’s revenue from contracts with customers is derived from its primary service offerings, including technology and business solutions, systems engineering and integration, cybersecurity, applied research and big data analytics, and investigative and risk mitigation services to the U.S. government and its agencies. The Company also serves various state and local governments.

The Company performs under various types of contracts, which include (1) fixed price contracts, such as firm-fixed-price (“FFP”), (2) cost reimbursable contracts such as cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee, and (3) time-and-materials (“T&M”) contracts, including fixed-price-level-of-effort (“FP-LOE”) contracts.

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

For each contract, the Company assesses if multiple promises should be accounted for as separate performance obligations or combined into a single performance obligation. The Company generally separates multiple promises in a contract as separate performance obligations if those promises are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or comprise a series of distinct services performed over time, they are combined and accounted for as a single performance obligation.

The Company’s contracts with the U.S. federal government often contain options to renew existing contracts for an additional period of time (generally a year at a time) under the same terms and conditions as the original contract. The Company accounts for renewal options as separate contracts when they include distinct goods or services at stand-alone selling prices.

Contracts with the U.S. federal government are generally subject to the Federal Acquisition Regulation (“FAR”) and priced on an estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. federal government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. federal government agencies is based on specific negotiations with each customer. The Company excludes any taxes collected or imposed when determining the transaction price.

Certain of the Company’s contracts contain award fees, incentive fees or other provisions that may either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. The Company estimates variable consideration at the expected value amount to which it expects to be entitled based on the assessment of the contractual variable fee criteria, complexity of work and related risks, extent of customer discretion, amount of variable consideration received historically and the potential of significant reversal of revenue.

The Company allocates the transaction price of a contract to its performance obligations in the proportion of such obligation’s stand-alone selling price. The stand-alone selling prices of the Company’s performance obligations are generally based on an expected cost-plus margin approach. For certain product sales, the Company uses prices from other stand-alone sales. Substantially none of the Company’s contracts contain a significant financing component that would require an adjustment to the transaction price of the contract.

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

The Company’s IT and business process outsourcing arrangements typically have a single performance obligation that are a series of distinct goods or services that are substantially the same and are provided over a period of time using the same measure of progress. Revenue derived from IT and business process outsourcing arrangements is generally comprised of a series of distinct services, and thus, is recognized over time based upon the level of services delivered in the distinct periods in which they are provided using an input method based on time increments. IT outsourcing arrangements may include nonrefundable upfront fees billed for activities to familiarize us with the client’s operations, take control over their administration and operation, and adapt them to the Company’s solutions. These activities typically do not qualify as separate performance obligations, and the related revenue is allocated to the relevant performance obligation and satisfied over time as the performance obligation is satisfied.

On FFP contracts, revenue recognized over time generally uses a method that measures the extent of progress toward completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total cost incurred to estimated total costs at completion (“EAC”). The cost-to-cost method best depicts the Company’s performance and transferring control of services promised to the customer. A performance obligation’s EAC includes all direct costs such as materials, labor, subcontract costs, overhead, and a ratable portion of general and administrative costs. In addition, the Company includes in an EAC future losses of a performance obligation estimated to be incurred on onerous contracts, as and when known, and the most likely amount of transaction price (revenue) that the Company expects to receive for unpriced change orders (modifications). On certain other contracts, principally T&M, FP-LOE, and cost-plus-fixed-fee, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to invoice the customer based on the control transferred to the customer.

Billed Receivables

Amounts billed and due from the Company’s customers are classified as receivables, net of allowance for doubtful accounts on the balance sheets. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer in the event the Company does not perform on our obligations under the contract.

Costs to Obtain a Contract

Certain sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. For sales commissions earned on contracts with a period of benefit of less than one year, the Company applies the practical expedient to recognize the costs as incurred. For sales commissions earned on contracts with a period of benefit beyond one year, such costs are deferred and amortized, on a straight-line basis, over a period of benefit not to exceed five years. The Company determined the average period of benefit considering the length of its customer contracts, its technology and other factors. The closing balance of the associated asset is $2 million and $7 million included within deferred contract costs and other assets, respectively, in the accompanying Balance Sheet as of September 30, 2018. Amortization expense of less than $1 million and $1 million for the three and six months ended September 30, 2018, respectively, is included in selling, general, and administrative expenses in the accompanying Statements of Operations.

Costs to Fulfill a Contract

Certain contract setup costs incurred upon initiation of a contract that are expected to be recovered over the course of an arrangement are capitalized in accordance with ASC Topic 340, Other Assets and Deferred Costs. Costs to fulfill a contract typically include contract set up costs that are directly related to a contract or an anticipated contract that generate or enhance resources to be used in satisfying performance obligations. These costs are amortized on a straight-line basis over the contract term. The closing balance of the outsourcing contract costs is $13 million, included within intangible assets in the accompanying Balance Sheet as of September 30, 2018. For the three and six months ended September 30, 2018, amortization expense of less than $1 million and $6 million, respectively, is included within depreciation and amortization in the accompanying Statements of Operations.

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

The Company records accruals for uncertain tax positions in accordance with ASC Topic 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company makes adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of adjustments for uncertain tax positions, as well as any related interest and penalties. Interest and penalties related to unrecognized tax benefits are recognized and included in the provision for income taxes in the accompanying Statements of Operations. Accrued interest and penalties are included in the related tax liability in the Balance Sheets.

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Company accounts for amounts collected associated with its MARPA Facility and unremitted to the Financial Institutions as restricted cash within our prepaid expenses and other current assets caption in the balance sheet. See Note 7 – “Sale of Receivables” for additional information and definitions of MARPA Facility and Financial Institutions.

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of receivables from trade customers and financing receivables.

The Company participates in cash management, funding arrangements and risk management programs, which were managed by the Parent prior to consummation of the Spin-Off. Perspecta performs ongoing credit evaluations of the financial condition of its customers. The Company’s receivables are primarily with the U.S. federal government, and thus the Company does not have material credit risk exposure for amounts billed.

Derivative and Hedging Activities

The Company primarily uses derivative instruments to manage interest rate risk on outstanding debt. The Company designates interest rate swaps as hedges for purposes of hedge accounting, through a match of all the critical terms of the derivative and the hedged interest rate risks, and recognizes all such derivative instruments as either assets or liabilities in the Balance Sheets at fair value. These derivative instruments are classified by their short- and long-term components, based on the fair value anticipated timing occurring within one year or beyond one year. The effective portion of changes in the fair value of derivative instruments designated and that qualify for cash flow hedges are reflected as adjustments to other comprehensive income, net of tax, and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

All cash flows associated with the Company’s derivative instruments are classified as operating activities in the Statements of Cash Flows.

Leases

The Company’s leasing arrangements are accounted for as capital leases or operating leases based on the contractual terms of the individual leasing arrangements, which are cash settled on a recurring basis in accordance with its contractual terms. Capital lease obligations are presented on the face of the Balance Sheets as current and non-current capital lease liability and principal payments on these obligations are reflected in payments on lease liability within financing activities in the Statements of Cash Flows.

Intangible Assets

The estimated useful lives for finite-lived intangible assets are shown in the table below:

Acquired backlog	1 year
Software	2 to 10 years
Developed technology	6 years
Program assets	Expected program asset life
Outsourcing contract costs	Contract life, excluding option years

Acquired backlog intangible assets represent the funded economic value of predominantly long-term contracts, less the amount of revenue already recognized on those contracts. Acquired backlog was valued using the excess earnings approach, amortized over a one year period. Software is amortized predominately using the straight-line method. Developed technology intangible assets represent acquired intellectual property and were valued using the relief from royalty method. Program intangible assets are amortized in proportion to the estimated undiscounted cash flows projected over the estimated life of the asset or on a straight-line basis if such cash flows cannot be reliably estimated. Costs of outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed on a straight-line basis over the contract life, excluding option years. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract premiums and transition/set-up costs. Contract premiums are amounts paid to customers in excess of the fair value of assets acquired and are amortized as a reduction to revenue. Transition/set-up costs are primarily associated with assuming control over customer IT operations and transforming them consistent with contract specifications.

Note 4 – Acquisitions

On May 31, 2018, immediately following the consummation of the Spin-Off, the Company completed the Mergers. As defined in the Merger Agreement, Perspecta issued shares of Perspecta common stock to Veritas Capital and its affiliates, including 18,877,244 shares to The SI Organization Holdings LLC (the “Vencore HC Stockholder”) and 4,396,097 shares to KGS Holding LLC (the “KeyPoint Stockholder,” and, together with the Vencore HC Stockholder, the “Vencore Stockholders”), representing in the aggregate approximately 14% of the outstanding shares of Perspecta common stock immediately following the Mergers. As a result of these transactions, Vencore HC and KGS HC became wholly-owned subsidiaries of Perspecta.

The Spin-Off and Mergers were structured as a “Reverse Morris Trust” transaction, in which Perspecta was deemed the accounting acquirer of Vencore HC and KGS HC and their respective subsidiaries. Purchase consideration transferred in a business combination is typically measured by reference to the fair value of equity issued or other assets transferred by the accounting acquirer. Accordingly, the fair value of the purchase consideration transferred was measured based on the fair value of approximately 14% of shares of the combined business, $400 million cash transferred by Perspecta to the Vencore Stockholders, and approximately $1.0 billion paid to extinguish certain existing Vencore HC and KeyPoint HC indebtedness.

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

The major classes of assets and liabilities to which the purchase price allocated were as follows:

(in millions)	Estimated Fair Value
Current assets	$332
Property and equipment	35
Intangible assets	622
Other assets	34
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(188)
Deferred revenue	(12)
Other liabilities	(91)
Net identifiable assets acquired	732
Goodwill	1,240
Consideration transferred	$1,972

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the closing date of the Mergers.

The goodwill recognized in the acquisition is attributable to the intellectual capital, the acquired assembled work force and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill is not expected to be deductible for tax purposes. Goodwill arising from the acquisition has been allocated on a preliminary basis to Perspecta’s reporting units based on the relative fair value of assets acquired.

The fair values of assets acquired and liabilities assumed are preliminary and based on a valuation using estimates and assumptions that are subject to change, which could result in material changes to the purchase price allocation. During the second quarter, the Company made certain valuation adjustments to provisional amounts previously recognized. These adjustments resulted in a net $1 million increase of the goodwill, primarily due to fair value adjustments resulting in a decrease in liabilities. As a result, the Company updated the preliminary allocation to Perspecta’s reportable segments as follows: $1,157 million allocated to Defense and Intelligence and $83 million allocated to Civilian and Health Care.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents results as if the Spin-Off and the Mergers and the related financing had occurred on April 1, 2017. The historical consolidated financial information of Perspecta has been adjusted in the pro forma information to give effect to the events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The effects of the Spin-Off are primarily attributable to interest expense associated with the incurrence of debt in connection with the Spin-Off. The effects of the Mergers primarily relate to amortization of acquired intangible assets. The consolidated financial information of Perspecta includes merger and integration-related costs that are not expected to recur and impact the combined results over the long-term. The unaudited pro forma results do not reflect future events that have occurred or may occur after the transactions, including but not limited to, the impact of any actual or anticipated synergies expected to result from the Mergers. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on April 1, 2017, nor is it necessarily an indication of future operating results.

	Six Months Ended September 30, 2018	Period from April 1, 2018 to May 31, 2018	Six Months Ended September 30, 2018
(in millions, except per-share amounts)	Historical Perspecta(1)	Historical Vencore HC and KeyPoint HC	Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin-Off and Mergers
Revenue	$1,861	$245	$—	$—	$2,106
Net income (loss)	53	(57)	(7)	12	1

Earnings per common share(2):
Basic	$0.32				$0.01
Diluted	0.32				0.01
(1) Revenue and net income includes $490 million and $71 million associated with Vencore HC and KeyPoint HC, respectively, for the period of June 1, 2018 through September 30, 2018.
(2) Historical and pro forma combined earnings per share information is computed based on 165.54 million basic weighted average shares and 165.82 million diluted shares. See Note 6 – “Earnings Per Share.”

	Three Months Ended September 30, 2017
(in millions, except per-share amounts)	Historical Perspecta	Historical Vencore HC and KeyPoint HC	Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin-Off and Mergers
Revenue	$706	$349	$—	$—	$1,055
Net income (loss)	40	5	(9)	(9)	27

Earnings per common share(1):
Basic	$0.28				$0.16
Diluted	0.28				0.16
(1) Historical earnings per share information for the three months ended September 30, 2017 is computed using the 142.43 million shares of Perspecta common stock resulting from the Distribution. See Note 6 – “Earnings Per Share.” Pro forma combined earnings per share includes the shares issued by Perspecta in connection with the Mergers. As a result, both basic and diluted pro forma combined earnings per share information is computed based on 165.49 million shares of Perspecta common stock, as Perspecta did not operate as a stand-alone entity during the period and therefore, no Perspecta common stock, stock options or other equity awards were outstanding and no dividends were declared or paid by Perspecta.

	Six Months Ended September 30, 2017
(in millions, except per-share amounts)	Historical Perspecta	Historical Vencore HC and KeyPoint HC	Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin-Off and Mergers
Revenue	$1,382	$692	$—	$—	$2,074
Net income (loss)	72	2	(18)	(29)	27

Earnings per common share(1):
Basic	$0.51				$0.16
Diluted	0.51				0.16
(1) Historical earnings per share information for the six months ended September 30, 2017 is computed using the 142.43 million shares of Perspecta common stock resulting from the Distribution. See Note 6 – “Earnings Per Share.” Pro forma combined earnings per share includes the shares issued by Perspecta in connection with the Mergers. As a result, both basic and diluted pro forma combined earnings per share information is computed based on 165.54 million shares of Perspecta common stock, as Perspecta did not operate as a stand-alone entity during the period and therefore, no Perspecta common stock, stock options or other equity awards were outstanding and no dividends were declared or paid by Perspecta.

Note 5 – Revenue From Contracts With Customers

The Company’s primary service offerings are technology and business solutions, systems engineering and integration, cybersecurity, applied research and big data analytics, and investigative and risk mitigation services to the U.S. government and its agencies. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

Disaggregated Revenue

The following tables present revenue disaggregated by contract type:

	Three Months Ended September 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$231	$20	$251
Fixed-price	367	240	607
Time-and-materials	104	106	210
Total	$702	$366	$1,068

	Six Months Ended September 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$340	$41	$381
Fixed-price	612	470	1,082
Time-and-materials	187	211	398
Total	$1,139	$722	$1,861

The following tables present revenue disaggregated by prime or subcontractor:

	Three Months Ended September 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$660	$315	$975
Subcontractor	42	51	93
Total	$702	$366	$1,068

	Six Months Ended September 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$1,077	$650	$1,727
Subcontractor	62	72	134
Total	$1,139	$722	$1,861

The following tables present revenue disaggregated by customer type:

	Three Months Ended September 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Federal, including independent agencies	$700	$298	$998
Non-federal (state, local, other)	2	68	70
Total	$702	$366	$1,068

	Six Months Ended September 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Federal, including independent agencies	$1,136	$591	$1,727
Non-federal (state, local, other)	3	131	134
Total	$1,139	$722	$1,861

Performance Obligations

As of September 30, 2018, approximately $2.9 billion of revenue is expected to be recognized from remaining unsatisfied performance obligations on executed contracts. The Company expects to recognize revenue on these remaining performance obligations within approximately twelve months.

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

Contract liabilities include advance contract payments and billings in excess of costs incurred. Under certain contracts, the Company receives advances and milestone payments from its customers that exceed revenue earned to date, resulting in contract liabilities. Advances typically are not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the Company from the customer failing to adequately complete some or all of its obligations under the contract.

Contract assets and contract liabilities were as follows:

		As Of
(in millions)	Balance Sheet Line Item	September 30, 2018	April 1, 2018
Contract assets:
Unbilled receivables	Receivables, net of allowance for doubtful accounts	$316	$193

Contract liabilities:
Current portion of deferred revenue and advance contract payments	Deferred revenue and advance contract payments	$77	$27
Non-current portion of deferred revenue and advance contract payments	Non-current deferred revenue and advance contract payments	$8	$7

Contract assets increased $123 million during the six months ended September 30, 2018, primarily due to the Mergers. There were no significant impairment losses related to the Company’s contract assets during the six months ended September 30, 2018.

Contract liabilities increased $51 million during the six months ended September 30, 2018, primarily due to the Mergers. During the three and six months ended September 30, 2018, the Company recognized $12 million and $22 million, respectively, of the deferred revenue and advance contract payments at April 1, 2018 as revenue.

Note 6 – Earnings Per Share

Basic earnings per share (“EPS”) for the period ended September 30, 2018, is computed using the weighted average number of shares of common stock outstanding between the date of the Distribution and the end of the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and vesting of other equity awards, based on the DXC equity awards that were converted to Perspecta awards on the date of the Distribution. At September 30, 2017, EPS is computed using the shares of Perspecta common stock resulting from the Distribution, as Perspecta did not operate as a stand-alone entity and therefore, no common stock, stock options or other equity awards were outstanding.

The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income:	$24	$40	$53	$72

Common share information:
Weighted average common shares outstanding for basic EPS	165.49	142.43	165.54	142.43
Dilutive effect of stock options and equity awards	0.30	—	0.28	—
Weighted average common shares outstanding for diluted EPS	165.79	142.43	165.82	142.43

Earnings per share:
Basic	$0.15	$0.28	$0.32	$0.51
Diluted	$0.14	$0.28	$0.32	$0.51

Certain restricted stock units (“RSUs”) were excluded from the computation of diluted EPS because inclusion of these amounts would have had an anti-dilutive effect. The number of RSUs excluded were as follows:

Award Type	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
RSUs	5,160	6,884

Note 7 – Sale of Receivables

Receivables Sales Facility

On July 14, 2017, Enterprise Services LLC, a wholly-owned subsidiary of the Company (“ES LLC”), entered into a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with certain financial institutions (the “Financial Institutions”). The Purchase Agreement established a federal government obligor receivables purchase facility (the “MARPA Facility”), which is an off-balance sheet facility. Concurrently, Parent entered into a guaranty made in favor of the Financial Institutions, that guarantees the obligations of the sellers and servicers of receivables under the Purchase Agreement. The guaranty does not cover any credit losses under the receivables. In accordance with the terms of the Purchase Agreement, on January 23, 2018, the Purchase Agreement was amended to increase the facility limit from $200 million to $300 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions. On May 31, 2018, the Purchase Agreement was amended to increase the facility limit from $300 million to $450 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions.

Under the MARPA Facility, the Company sells USPS’ eligible U.S. government obligor receivables, including both billed and certain unbilled receivables. The MARPA Facility has a one-year term, but the Purchase Agreement provides for optional extensions, if agreed to by the Financial Institutions, in each case for an additional six month duration. As part of the amendment on May 31, 2018, the term of the Purchase Agreement was extended through May 31, 2019.

The Company accounts for these receivable transfers as sales and derecognizes the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. The Company estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized as of September 30, 2018. Sold receivables are presented as a change in receivables within operating activities in the Statements of Cash Flows.

During the three and six months ended September 30, 2018, the Company sold $714 million and $1.4 billion of billed and unbilled receivables, respectively. The amount outstanding at September 30, 2018 was $165 million. As of September 30, 2018, collections not remitted to the Financial Institutions corresponding to these receivables sales were $35 million. This amount represents restricted cash recorded by the Company within the prepaid expenses and other current assets caption of the Balance Sheet as of September 30, 2018.

Note 8 – Fair Value

The Company accounts for recurring and non‑recurring fair value measurements in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company’s long-term debt, excluding capital leases and unamortized debt issuance costs, was $2,525 million as of September 30, 2018, as compared with the gross carrying value of $2,516 million. If measured at fair value, long-term debt, excluding capital lease liabilities, would be classified in Level 2 of the fair value hierarchy.

Non-financial assets such as goodwill and tangible assets, intangible assets and other contract related long-lived assets are reduced to fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the three and six months ended September 30, 2018 and September 30, 2017, respectively.

Note 9 – Derivative Instruments

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

Derivatives Designated for Hedge Accounting

The Company uses interest rate swap agreements designated as cash flow hedges to mitigate its exposure to interest rate risk associated with the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted the debt into fixed interest rate debt. The Company entered into interest rate swap agreements concurrently with its Credit Facilities (as defined under Note 12 – “Debt”), on May 31, 2018. As of September 30, 2018, the Company had interest rate swap agreements with a total notional amount of $1.4 billion. The Company initially accounted for all changes in fair value of its interest rate swaps in the Statements of Operations until designation as a cash flow hedge of interest rate risk on June 22, 2018. As a result, the Company recorded a gain of $5 million, included in interest expense in the Statements of Operations for the six months ended September 30, 2018.

Following the June 22, 2018 cash flow hedge designation, all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The pre-tax impact of gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive income was not material for the three and six months ended September 30, 2018.

For the three and six months ended September 30, 2018, the Company performed both retrospective and prospective hedge effectiveness analyses for the interest rate swaps designated as cash flow hedges. The Company applied the long-haul method outlined in ASC Topic 815, Derivatives and Hedging, to assess retrospective and prospective effectiveness of the interest rate swaps. A quantitative effectiveness analysis assessment of the hedging relationship was performed using regression analysis. As of September 30, 2018, the Company has determined that the hedging relationship was highly effective.

As of September 30, 2018, we expect amounts of approximately $2 million pertaining to cash flow hedges to be reclassified from accumulated other comprehensive income into earnings over the next 12 months.

Fair Value of Derivative Instruments

All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. As of September 30, 2018, the gross fair value of our derivative assets in interest rate swaps designated for hedge accounting is $13 million and is presented as other assets in the balance sheet. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as Level 2 inputs.

Other risks

The Company is exposed to the risk of losses in the event of non-performance by counter parties to its derivative contracts. To mitigate counter party credit risk, the Company regularly reviews its credit exposure and the creditworthiness of counter parties. The Company also enters into enforceable master netting arrangements with some of its counter parties. However, for financial reporting purposes, it is Company policy not to offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counter parties.

Note 10 – Intangible Assets

Intangible assets, including preliminary fair values of those recorded in the Mergers, consisted of the following:

	As of September 30, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Program assets	$1,400	$117	$1,283
Software	80	44	36
Developed technology	105	8	97
Backlog	16	5	11
Outsourcing contract costs	20	7	13
Favorable leases	1	—	1
Total intangible assets	$1,622	$181	$1,441

	As of March 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Program assets	$900	$69	$831
Software	75	28	47
Outsourcing contract costs	20	1	19
Total intangible assets	$995	$98	$897

Total intangible assets amortization was $44 million and $83 million for the three and six months ended September 30, 2018, respectively, compared to $16 million and $36 million, respectively, for the three and six months ended September 30, 2017.

The increase in net and gross carrying value for the six months ended September 30, 2018, were primarily due to the Mergers. See Note 4 – “Acquisitions.”

Estimated future amortization related to intangible assets as of September 30, 2018 is as follows:

Fiscal Year	(in millions)
Remainder of fiscal year 2019	$95
2020	177
2021	161
2022	143
2023	131
Thereafter	734
Total	$1,441

Note 11 – Goodwill

The following table summarizes the changes in the carrying amount of Goodwill, by segment, as of September 30, 2018.

(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Balance as of March 31, 2018	$977	$1,045	$2,022
Additions	1,157	83	1,240
Allocations from DXC	11	—	11
Balance as of September 30, 2018	$2,145	$1,128	$3,273

The additions to goodwill during six months ended September 30, 2018 are due to the Mergers described in Note 4 – “Acquisitions.”

Goodwill Impairment Analysis

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s annual goodwill impairment analysis, which was performed qualitatively as of July 1, 2018, did not result in an impairment charge. This qualitative analysis under ASC Topic 350, Goodwill and Other Intangible Assets, considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events.

Note 12 – Debt

The following is a summary of the Company’s outstanding debt as of September 30, 2018:

	Interest Rates	Maturities	September 30, 2018 (in millions)
Revolving Credit Facility	LIBOR + 1.75%	May 2023	$—
Term Loan A Facilities (Tranche 1)	LIBOR + 1.625%	May 2021	322
Term Loan A Facilities (Tranche 2)	LIBOR + 1.75%	May 2023	1,629
Term Loan B Facility	LIBOR + 2.25%	May 2025	499
Subtotal senior secured credit facilities			2,450
Senior unsecured EDS Notes	7.45%	October 2029	66
Total debt			2,516
Less: current maturities of long-term debt, net (1)			(80)
Less: unamortized debt issuance costs and premiums (2)			(21)
Total long-term debt, net of current maturities			$2,415
(1) Current maturities of long-term debt are presented net of $7 million of debt issuance costs associated with the Term Loan A Facilities and Term Loan B Facility.
(2) Includes $12 million of unamortized premiums on the assumed Electronic Data Systems Corporation (“EDS”) Notes resulting from the application of fair value accounting associated with the merger of the Enterprise Services business unit (“HPES”) of Hewlett Packard Enterprise Company (“HPE”) and Computer Sciences Corporation to form DXC.

Term Loan Facilities and Revolving Credit Facility

Following the Spin-Off, Perspecta obtained financing under secured credit facilities, consisting of (1) new senior secured term loan credit facilities in an aggregate principal amount of $2.0 billion (the “Term Loan A Facilities”) and $500 million (the “Term Loan B Facility”), net of $34 million of debt issuance costs and (2) a senior secured revolving credit facility in an aggregate principal amount of $600 million (the “Revolving Credit Facility,” and, together with the Term Loan A Facilities and Term Loan B Facility, the “Credit Facilities”), with $50 million initially drawn, net of $9 million of debt issuance costs. The Credit Facilities were in place and drawn upon at the closing of the Mergers on May 31, 2018. These Credit Facilities funded a $984 million cash distribution to DXC stockholders as a result of the Spin-Off, as well as $400 million for the cash consideration paid to Veritas Capital and approximately $1.0 billion repayment of existing Vencore debt. As of September 30, 2018, $600 million of available credit remained undrawn under the Revolving Credit Facility as the initial $50 million borrowing was repaid in June 2018.

The Credit Facilities contain negative covenants customary for financings of this type, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends or other restricted payments such as share repurchases; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; changes in fiscal year and limitations on conduct of business. The Credit Facilities also contain affirmative covenants and representations and warranties customary for financings of this type. Perspecta was in compliance with all applicable covenants as of September 30, 2018.

In addition, the Revolving Credit Facility and Term Loan A Facilities contain financial maintenance covenants requiring, as of the end of any fiscal quarter of Perspecta ending on or after September 30, 2018, (a) a ratio of consolidated total net debt to consolidated EBITDA not in excess of 4.50:1.00, stepping down to 3.75:1.00 no later than fiscal quarter ending December 31, 2019 and thereafter stepping up to 4.00:1.00 during the twelve-month period following the consummation of a permitted acquisition that involves consideration with a fair market value in excess of $100 million and (b) a ratio of consolidated EBITDA to interest expense of not less than 3.00:1.00. The Company was in compliance with these covenants at September 30, 2018.

In addition, on May 31, 2018, Perspecta and each of the other grantors party thereto (the “Grantors”) entered into a Collateral Agreement (the “Collateral Agreement”) with MUFG Bank, Ltd. (“MUFG”), in its capacity as administrative agent, and MUFG Union Bank, N.A., in its capacity as collateral agent. Pursuant to the terms of the Collateral Agreement, each of the Grantors granted a perfected first priority security interest in substantially all of its assets to secure its obligations under the Credit Agreement and related documents to which it is a party, subject to certain customary exceptions.

Interest on the Company’s term loans is payable monthly or quarterly in arrears. The Company fully and unconditionally guaranteed term loans issued by its 100% owned subsidiaries. Interest on the Company’s senior notes is payable semi-annually in arrears. Generally, the Company’s notes are redeemable at the Company’s discretion at the then-applicable redemption prices plus accrued interest.

Expected maturities of long-term debt are as follows:

Fiscal Year:	(in millions)
Remainder of fiscal year 2019	$44
2020	88
2021	88
2022	409
2023	88
Thereafter	1,799
Total	$2,516

Note 13 – Capital Leases

Property under capital leases is comprised primarily of computers and related equipment. Capital lease assets included in the Balance Sheets were $314 million and $274 million as of September 30, 2018 and March 31, 2018, respectively. Accumulated depreciation on the property under capital leases was $83 million and $57 million as of September 30, 2018 and March 31, 2018, respectively.

Depreciation expense for capital lease assets was $25 million and $15 million for the three months ended September 30, 2018 and September 30, 2017, respectively. Depreciation expense for capital lease assets was $47 million and $30 million for the six months ended September 30, 2018 and September 30, 2017, respectively.

Capital lease obligations primarily consist of contractual arrangements with HPE’s wholly-owned leasing subsidiary (“HPE Financial Services”). Capital lease obligations included in the Balance Sheets were $301 million and $304 million as of September 30, 2018 and March 31, 2018, respectively. Interest expense on capital lease obligations was $5 million and $5 million for the three months ended September 30, 2018 and September 30, 2017, respectively. Interest expense on capital lease obligations was $9 million and $7 million for the six months ended September 30, 2018 and September 30, 2017, respectively.

As of September 30, 2018, future minimum lease payments required to be made under capital leases were as follows:

Fiscal Year:	(in millions)
Remainder of fiscal year 2019	$99
2020	108
2021	71
2022	42
2023	10
Total minimum lease payments	330
Less: Amount representing interest and executory costs	29
Present value of net minimum lease payments	301
Less: Current capital lease liability	146
Non-current capital lease liability	$155

Note 14 – Pension and Other Benefit Plans

The Company offers a number of pension and other post-retirement benefit (“OPEB”) plans, life insurance benefits, deferred compensation and defined contribution plans. Most of the Company’s pension plans are not admitting new participants; therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates.

Defined Benefit Plans

As a result of the Mergers, the Company now sponsors defined benefit pension and post-retirement medical benefit plans for the benefit of eligible employees acquired in the Mergers. At the date of the Mergers, the net projected benefit obligations and assets were $489 million and $419 million, respectively, of which $7 million was recorded in other assets and $77 million in other long-term liabilities. The Company did not contribute to the defined benefit pension and other post-retirement benefit plans during the three and six months ended September 30, 2018, and does not expect to contribute during the remainder of fiscal year 2019.

The components of net periodic pension expense (benefit) were:

	Three Months Ended	Six Months Ended
(in millions)	September 30, 2018	September 30, 2018
Service cost	$—	$—
Interest cost	5	6
Expected return on assets	(7)	(9)
Net periodic pension benefit	$(2)	$(3)

The weighted-average rates used to determine the benefit obligation and net periodic pension cost were:

Rate
Benefit obligation:
Discount rate	4.3%
Rate of increase in compensation levels	—%
Net periodic pension cost:
Discount rate	4.3%
Expected long-term rates of return on assets	7.3%
Rates of increase in compensation levels	—%

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in the Internal Revenue Code of 1986 (the “Code”) Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company’s Balance Sheets, amounted to $3 million as of September 30, 2018.

Effective as of the Mergers, Perspecta assumed sponsorship of Vencore HC’s Deferred Compensation Plan (the “Vencore HC DCP”). The Vencore HC DCP is a non-qualified deferred compensation plan maintained for a select group of management, highly compensated employees and non-employee directors.

The Vencore HC DCP covers eligible employees who participated in Vencore HC’s Deferred Compensation Plan prior to the Mergers. It allows participating employees to defer the receipt of current compensation to a future distribution date or event above the amounts that may be deferred under Perspecta’s tax-qualified 401(k) plan.

Certain management and highly-compensated employees are eligible to defer all, or a portion of, their regular salaries that exceed the limitation set forth in Section 401(a)(17) of the Code and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company’s Balance Sheets, amounted to $11 million as of September 30, 2018.

On October 9, 2018, Perspecta’s Board of Directors, upon the recommendation of its Human Resources and Compensation Committee, adopted a framework for a new, Company-sponsored nonqualified deferred compensation plan (the “Plan”), to replace the existing deferred compensation plans described above. The Plan will be effective January 1, 2019.

The Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees of the Company, including the Company’s principal executive officer, principal financial officer and other “named executive officers.” Non-employee directors of the Company are also eligible to participate and defer their cash fees under the Plan.

Below is a brief description of the terms and conditions of the Plan. Currently, there are no amounts payable to any named executive officer or director under the Plan.

The Plan is an account-based plan that allows participants to defer voluntarily the payment of current compensation to future years. The Plan permits each participant to defer cash compensation up to any limits set forth in the Plan, which amounts are credited to a bookkeeping account established for the participant under the Plan. The amounts credited to a participant’s account are fully vested. The Plan does not provide for any employer contributions.

Amounts credited to a participant’s account are indexed to one or more deemed investment alternatives chosen by the participant from a range of alternatives available under the Plan. Each participant’s account is adjusted to reflect gains and losses based on the performance of the selected investment alternatives. None of the deemed investment options provide for an above-market or preferential rate of return.

A participant may receive distributions from the Plan upon separation from service or on in-service dates specified by the participant, in the form of distribution elected by the participant available under the Plan. There will be a six-month delay for commencement of payment upon termination of employment to any “specified employee” as defined under Internal Revenue Code Section 409A. The Human Resources and Compensation Committee (or its authorized delegate) will be the administrator of the Plan.

Note 15 – Income Taxes

The Company’s effective tax rate (“ETR”) was approximately 33% and 31% for the three and six months ended September 30, 2018, respectively, as compared to an estimated 39% for both the three and six months ended September 30, 2017, that was presented on a carve-out basis. The decrease in the ETR for the three and six months ended September 30, 2018 compared to the same periods in the prior year, was primarily driven by the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, partially offset by an increase in non-deductible transaction expenses.

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

Under SEC staff issued Staff Accounting Bulletin No 118, the Company has made reasonable estimates and has recorded provisional amounts during the Company’s fiscal year ending March 31, 2018. The Company has not made any adjustments during the six months ended September 30, 2018 to the provisional amounts recorded. The Company expects to finalize its assessment with regard to the provisional items recorded related to the revaluation of deferred items for the reduction in federal rate and capital expensing within the allowed one-year measurement period.

The Tax Matters Agreement, entered into with DXC in connection with the Spin-Off, states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. Except for Vencore HC and KeyPoint HC, the Company is generally only responsible for tax assessments, penalties and interest allocable to periods (or portions of periods) related to USPS beginning after the Spin-Off and Mergers. The Company has recorded income tax refunds receivable from the Internal Revenue Service (“IRS”) and various state taxing authorities of approximately $101 million that are payable to DXC upon receipt under the Tax Matters Agreement, which are included in Other receivables and Accrued expenses and other current liabilities at September 30, 2018.

The Company’s entities included in the Spin-Off are currently under examination or in appeals in several tax jurisdictions. The tax years that remain open under statute of limitations and currently under IRS review include:

Jurisdiction	Tax Years Subject to Examination
U.S. Federal	2005 and forward
Various U.S. States	2003 and forward

The IRS is not currently examining Vencore HC or KeyPoint HC for any open years, but entities related to these businesses are open to examination in various state and local jurisdictions.

Note 16 – Related Party Transactions

Corporate Allocations

The Statements of Operations include an allocation of general corporate expenses from Parent for certain management and support functions that are provided on a centralized basis within Parent. These management and support functions include, but are not limited to, executive management, finance, legal, IT, employee benefits administration, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. These allocations were $24 million for the period from April 1 to May 31, 2018, $41 million for the three months ended September 30, 2017, and $84 million for the six months ended September 30, 2017, and they are recorded within costs of services and selling, general and administrative in the Statements of Operations.

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

Parent Company Investment

Parent investment in the Balance Sheets, Statements of Cash Flows and Statements of Equity represents the Parent’s historical investment in USPS, the net effect of transactions with and allocations from Parent and USPS’s accumulated earnings prior to consummation of the Spin-Off.

Transition Agreements with DXC

DXC does not have an ownership interest in Perspecta following the Spin-Off, and the Company operates independently of DXC, apart from certain agreements pursuant to the Merger Agreement between Perspecta and DXC, including the Separation and Distribution Agreement (the “SDA”), and certain transition services agreements. In order to govern the ongoing relationships between the Company and DXC after the Spin-Off and to facilitate an orderly transition, the Company and DXC entered into agreements providing for various services and rights following the Spin-Off and under which the Company and DXC agreed to indemnify each other against certain liabilities arising from their respective businesses.

Note 17 – Stockholders' Equity

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

Cash Dividends

On June 1, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share on Perspecta’s common stock, approximately $8 million in the aggregate, which was paid on July 17, 2018 to common stockholders of record at the close of business on June 11, 2018. On August 14, 2018, the Board of Directors declared a dividend of $0.05 per share on Perspecta’s common stock, approximately $8 million in the aggregate, which was paid on October 16, 2018 to common stockholders of record at the close of business on September 5, 2018. On November 14, 2018, the Board of Directors declared a dividend of $0.05 per share payable on January 15, 2019 to common stockholders of record at the close of business on December 5, 2018.

Share Repurchase Program

On June 1, 2018, the Board of Directors authorized up to $400 million for future repurchases of outstanding shares of Perspecta’s common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. During the six months ended September 30, 2018, the Company repurchased 923,188 shares of its common stock for aggregate consideration of $23 million, of which $2 million was settled subsequent to the end of the second quarter. The shares were repurchased at an average price of $24.38 per share and are reported as treasury stock at cost. The shares repurchased are retired immediately and included in the category of authorized but unissued shares. For accounting purposes, the excess of purchase price over par value of the common shares is recorded as a reduction of additional paid-in-capital. The total remaining authorization for future common share repurchases under the share repurchase program was $377 million as of September 30, 2018.

Note 18 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Six Months Ended
(in millions)	September 30, 2018	September 30, 2017
Cash paid for:
Interest	$33	$4
Taxes on income, net of refunds	$19	$46

Non-cash activities:
Investing:
Equipment acquired through capital lease obligations	$83	$10
Financing:
Dividends declared but not yet paid	$8	$—
Stock issued for the acquisition of Vencore	$578	$—

Note 19 – Segment Information

USPS was a reportable segment of DXC through May 31, 2018. As a result of the Spin-Off and Mergers on that date, during the first quarter of fiscal year 2019, Perspecta’s management reevaluated its operating segments and segment reporting, and determined that the Company’s chief operating decision maker, the chief executive officer, evaluates Perspecta’s combined operations based on two reportable segments: (1) Defense and Intelligence, and (2) Civilian and Health Care. Management believes that these changes provide investors with a more precise view of field operations and corporate costs that accurately aligns with the chief operating decision maker’s view of the business. In the following tables, corporate activity is reported separately to reconcile to the Statements of Operations. The accounting policies of the reportable segments are the same as those described in Note 1 – “Overview and Basis of Presentation.” Reportable segments and their respective operations are defined as follows:

Defense and Intelligence

Through its Defense and Intelligence business, Perspecta provides cybersecurity, data analytics, digital transformation, information technology modernization, and agile software development, as well as technology to support intelligence, surveillance, and reconnaissance services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies.

Key competitive differentiators for the Defense and Intelligence segment include global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Evolving business demands such as globalization, fast-developing economies, government regulation and growing concerns around risk, security, and compliance drive demand for these offerings.

Civilian and Health Care

Through its Civilian and Health Care business, Perspecta provides enterprise IT transformation and modernization, application development and modernization, enterprise security, risk decision support, operations and sustainment, systems engineering, applied research, cyber services, and cloud transformation to the Departments of Homeland Security, Justice, and Health and Human Services, as well as other federal civilian and state and local government agencies.

Segment Measures

The following table summarizes operating results regularly provided to the chief operating decision maker by reportable segment and a reconciliation to the financial statements:

(in millions)	Defense and Intelligence	Civilian and Health Care	Total Reportable Segments
Three Months Ended September 30, 2018
Revenue	$702	$366	$1,068
Segment profit	$71	$21	$92
Depreciation and amortization(1)	$34	$40	$74

Three Months Ended September 30, 2017
Revenue	$357	$349	$706
Segment profit	$27	$53	$80
Depreciation and amortization(1)	$15	$18	$33
(1) Depreciation and amortization as presented includes amortization of acquired intangible assets of $36 million and $18 million for the three months ended September 30, 2018 and September 30, 2017, respectively.

(in millions)	Defense and Intelligence	Civilian and Health Care	Total Reportable Segments
Six Months Ended September 30, 2018
Revenue	$1,139	$722	$1,861
Segment profit	$96	$68	$164
Depreciation and amortization(2)	$64	$74	$138

Six Months Ended September 30, 2017
Revenue	$677	$705	$1,382
Segment profit	$50	$99	$149
Depreciation and amortization(2)	$33	$37	$70
(2) Depreciation and amortization as presented includes amortization of acquired intangible assets of $61 million and $35 million for the six months ended September 30, 2018 and September 30, 2017, respectively.

Reconciliation of Reportable Segment Profit to Consolidated Income Before Taxes

The Company’s management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenue less segment cost of services, selling, general and administrative, and depreciation and amortization. The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, pension and OPEB net periodic pension cost, restructuring costs, transaction and integration-related costs.

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total profit for reportable segments	$92	$80	$164	$149
Less:
Stock-based compensation	1	(1)	3	—
Restructuring costs	—	4	—	7
Separation and integration-related costs	21	6	65	17
Interest expense	37	5	47	7
Other income, net	(3)	—	(28)	—
Income before taxes	$36	$66	$77	$118

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Note 20 – Commitments and Contingencies

The Company is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, employment, employee benefits and environmental matters, which arise in the ordinary course of business. The SDA includes provisions that allocate liability and financial responsibility for litigation involving DXC and the Company, as well as providing for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. In addition, as part of the SDA, DXC and the Company have agreed to cooperate with each other in managing litigation that relates to both parties’ businesses. The SDA also contains provisions that allocate liability and financial responsibility for such litigation relating to both parties’ businesses. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. The Company believes it has recorded adequate provisions for any such matters and, as of September 30, 2018, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

Litigation, Proceedings and Investigations

Washington, D.C. Navy Yard Litigation: In December 2013, a wrongful death action was filed in U.S. District Court for the Middle District of Florida against HP Enterprise Services, LLC (later renamed ES LLC) and others in connection with the September 2013 Washington, D.C. Navy Yard shooting that resulted in the deaths of 12 individuals. The perpetrator was an employee of The Experts, ES LLC’s now-terminated subcontractor on ES LLC’s IT services contract with the U.S. Navy (a contract served by USPS). A total of 15 lawsuits arising out of the shooting have been filed. All have been consolidated in the U.S. District Court for the District of Columbia. ES LLC filed motions to dismiss, which the court has granted in part and denied in part. Fact discovery is closed. In June 2018, the parties reached an agreement on a confidential full and final settlement of all claims by all plaintiffs memorialized in a formal settlement agreement, which was executed in July 2018. On August 29, 2018, the court dismissed the case with prejudice.

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise Company (“HPE”) alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On January 30, 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by certain named and opt-in plaintiffs who had signed releases as part of their WFR packages. On September 20, 2017, the Court denied the partial motion to dismiss without prejudice, but granted defendants’ motions to compel arbitration for those named and opt-in plaintiffs. Accordingly, the Court has stayed the entire action pending arbitration for these individuals, and administratively closed the case. Plaintiffs filed a motion for reconsideration as well as a notice of appeal to the Ninth Circuit (which has been denied as premature). The reconsideration motion was denied without oral argument. In that same decision, the Court held that a joint arbitration was permissible. The Company subsequently sought and obtained leave of Court to file a motion for reconsideration arguing that joint arbitration is not permitted under the relevant employee agreements. The Court denied the motion on April 17, 2018, ruling that interpretation of the employee agreements is an issue delegated to the arbitrator. The American Arbitration Association, which was designated to manage the arbitration process, has selected a single arbitrator to conduct the proceedings. An initial case management conference before the arbitrator was held on June 29, 2018. Pursuant to the release agreements, however, mediation is a precondition to arbitration. A mediation was held on October 4-5, 2018, and a settlement was reached with all 16 named and opt-in plaintiffs who were compelled to arbitrate. A settlement agreement has been signed. The case will continue to proceed in Court, however, with respect to other putative class members. Former business units of HPE now owned by the Company will be proportionately liable for any recovery by plaintiffs in this matter.

In addition to the matters noted above, the Company is currently subject in the normal course of business to various claims and contingencies arising from, among other things, disputes with customers, vendors, employees, contract counter parties and other parties, as well as securities matters, environmental matters, matters concerning the licensing and use of intellectual property, and inquiries and investigations by regulatory authorities and government agencies. Some of these disputes involve or may involve litigation. The combined financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. The Company consults with outside legal counsel on issues related to litigation and regulatory compliance and seeks input from other experts and advisors with respect to matters in the ordinary course of business. Although the outcome of these and other matters cannot be predicted with certainty, and the impact of the final resolution of these and other matters on the Company’s results of operations in a particular subsequent reporting period could be material and adverse, management does not believe based on information currently available to the Company, that the resolution of any of the matters currently pending against the Company will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due. Unless otherwise noted, the Company is unable to determine at this time a reasonable estimate of a possible loss or range of losses associated with the foregoing disclosed contingent matters.

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

The Company has entered into service contracts with certain of its clients that are supported by financing arrangements. If a service contract is terminated as a result of the Company’s non-performance under the contract or failure to comply with the terms of the financing arrangement, the Company could, under certain circumstances, be required to acquire certain assets related to the service contract. The Company believes the likelihood of having to acquire a material amount of assets under these arrangements is remote.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies, which are cash collateralized. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The Company’s stand-by letters of credit outstanding were less than $1 million as of September 30, 2018. As of September 30, 2018, the Company had $41 million in outstanding surety bonds, of which $8 million expire in fiscal year 2019 and $33 million expire in fiscal year 2020.

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

As of September 30, 2018, future minimum operating lease commitments were as follows:

Fiscal Year (in millions):	Real Estate	Equipment
Remainder of fiscal year 2019	$20	$10
2020	39	16
2021	31	4
2022	18	—
2023	14	—
Thereafter	11	—
Minimum fixed rentals	133	30
Less: Sublease rental income	(4)	—
Totals	$129	$30

Note 21 – Subsequent Events

On October 9, 2018, Perspecta’s Board of Directors adopted a framework for a new, Company-sponsored nonqualified deferred compensation plan that will be effective January 1, 2019. See Note 14 – “Pension and Other Benefit Plans” for additional disclosures.

Effective October 31, 2018, the Company completed the third amendment to the MARPA Facility to reduce the aggregate facility limit to $300 million and extend the term of the facility through October 31, 2019.

On November 14, 2018, the Board of Directors approved a dividend of $0.05 per share payable on January 15, 2019 to common stockholders of record at the close of business on December 5, 2018.

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

•	failure of third parties to deliver on commitments under contracts with us;

•	misconduct or other improper activities from our employees or subcontractors;

•	delays, terminations, or cancellations of our major contract awards, including as a result of our competitors protesting such awards;

•	failure of our internal control over financial reporting to detect fraud or other issues;

•	failure to be awarded task orders under our indefinite delivery, indefinite quantity (“IDIQ”) contracts;

•	changes in government procurement, contract or other practices or the adoption by the government of new laws, rules and regulations in a manner adverse to us; and

•	the other factors described in Part I, Item 1A “Risk Factors” of Perspecta’s Annual Report on Form 10-K for the year ended March 31, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe our breadth of contracts and customers in the U.S. government, and our longstanding history of having partnered with our public sector customers for more than 50 years via our legacy companies, provides us with a competitive advantage. For example, we have existing contracts with a range of public sector entities ranging from the U.S. Department of Veterans Affairs, to the U.S. Postal Service, National Aeronautics and Space Administration, the U.S. Food and Drug Administration and large state and local government customers such as the county of San Diego, California. Based on this breadth of experience and our expertise, we believe we are well positioned to help our U.S. government customers continue their ongoing digital transformation journey, all the while addressing real business needs.

Perspecta was formed on May 31, 2018, when DXC completed the previously announced Spin-Off and Mergers. Following the completion of the Spin-Off and Mergers, Perspecta, a Nevada corporation, became a publicly traded company. Perspecta’s common stock began trading under the ticker symbol “PRSP” on the New York Stock Exchange on June 1, 2018. The financial results of Perspecta as of and for the three and six months ended September 30, 2017, are based upon the historical results of USPS and do not give effect to the Mergers. See Note 1 – “Overview and Basis of Presentation” to the Financial Statements for additional details.

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of Perspecta’s results of operations and cash flows for the three and six months ended September 30, 2018. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying Notes.

Segments and Services

Our reportable segments are (1) Defense and Intelligence, which provides services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies, and (2) Civilian and Health Care, which provides services to the Departments of Homeland Security, Justice, and Health and Human Services, as well as other federal civilian and state and local government agencies. Segment information is included in Note 19 – “Segment Information” to the Financial Statements. For a discussion of risks associated with our operations, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2018.

Business Drivers and Key Performance Indicators

Backlog

Since our adoption of Accounting Standards Update 2014-09, ASC 606 on April 1, 2018, revenue from remaining unsatisfied performance obligations is now calculated as the dollar value of our remaining performance obligations on executed contracts. As of September 30, 2018, approximately $2.9 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on these remaining performance obligations within approximately twelve months.

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

The estimated value of our TCV backlog was as follows as of September 30, 2018:

As of
(in millions)	September 30, 2018
Funded backlog	$2,003
Unfunded backlog	8,167
Total contract value backlog	$10,170

Results of Operations

On May 31, 2018, we completed the strategic combination of USPS with Vencore to form Perspecta. See Note 1 – “Overview and Basis of Presentation” and Note 4 – “Acquisitions” to the Financial Statements. The historical financial statements of Perspecta prior to the Spin-Off and Mergers are reflected in this Quarterly Report on Form 10-Q as USPS’ historical financial statements. Accordingly, the financial results of Perspecta as of and for any periods ending prior to June 1, 2018, do not include the financial results of Vencore, and therefore, are not directly comparable.

Selected financial information is presented in the table below:

	Three Months Ended
(In millions, except per-share amounts)	September 30, 2018	September 30, 2017	Change	Percentage Change

Revenue	$1,068	$706	$362	51%
Total costs and expenses	1,032	640	392	61%
Income before income taxes	36	66	(30)	(45)%
Income tax expense	12	26	(14)	(54)%
Net income	$24	$40	$(16)	(40)%

Diluted earnings per share	$0.14	$0.28

	Six Months Ended
(In millions, except per-share amounts)	September 30, 2018	September 30, 2017	Change	Percentage Change

Revenue	$1,861	$1,382	$479	35%
Total costs and expenses	1,784	1,264	520	41%
Income before income taxes	77	118	(41)	(35)%
Income tax expense	24	46	(22)	(48)%
Net income	$53	$72	$(19)	(26)%

Diluted earnings per share	$0.32	$0.51

Revenue

Revenue for the three and six months ended September 30, 2018 and September 30, 2017 were:

	Three Months Ended
(in millions)	September 30, 2018	September 30, 2017	Change	Percentage Change
Defense and Intelligence	$702	$357	$345	97%
Civilian and Health Care	366	349	17	5%
Total	$1,068	$706	$362	51%

	Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	Change	Percentage Change
Defense and Intelligence	$1,139	$677	$462	68%
Civilian and Health Care	722	705	17	2%
Total	$1,861	$1,382	$479	35%

Defense and Intelligence Segment

Our Defense and Intelligence segment revenue during the three months ended September 30, 2018 increased by $345 million or 97% as compared to the same fiscal period in the prior year. The revenue growth is driven by $356 million attributed to the revenue acquired in the Mergers, partially offset by a net decrease of $11 million related to the completion of programs and the timing of revenue on existing task orders.

Our Defense and Intelligence segment revenue during the six months ended September 30, 2018 increased by $462 million or 68% as compared to the same fiscal period in the prior year. The revenue growth is driven by $465 million attributed to the revenue acquired in the Mergers, partially offset by a net decrease of $3 million related to the timing of revenue from task orders in other DoD agencies in the prior year.

Civilian and Health Care Segment

For the three months ended September 30, 2018, our Civilian and Health Care segment revenue increased by $17 million or 5% as compared to the same fiscal period in the prior year. The increase is primarily due to $19 million of revenue acquired in the Mergers, partially offset by a net decrease of $2 million mainly from program wind-down and the overall net decreases in the timing of task orders on IDIQ programs across multiple agencies, offset by contract growth across multiple programs.

For the six months ended September 30, 2018, our Civilian and Health Care segment revenue increased by $17 million or 2% as compared to the same fiscal period in the prior year. The increase is primarily due to $25 million of revenue acquired in the Mergers, partially offset by a net decrease of $8 million mainly from the overall net decreases in the timing of task orders on IDIQ programs across multiple agencies, offset by contract growth across multiple programs.

For the three months ended September 30, 2018, Defense and Intelligence and Civilian and Health Care contract awards were $1.7 billion and $664 million, respectively. For the six months ended September 30, 2018, Defense and Intelligence and Civilian and Health Care contract awards were $2.1 billion and $1.6 billion, respectively.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended		Percentage of Revenue
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	Change	Percentage Change
Costs of services (excludes depreciation and amortization and restructuring costs)	$813	$557	76%	79%	$256	46%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	89	35	8%	5%	54	154%
Depreciation and amortization	74	33	7%	5%	41	124%
Restructuring costs	2	4	—%	1%	(2)	(50)%
Separation and integration-related costs	21	6	2%	1%	15	250%
Interest expense	37	5	3%	1%	32	640%
Other income, net	(4)	—	—%	—%	(4)	NM
Total costs and expenses	$1,032	$640	97%	91%	$392	61%

	Six Months Ended		Percentage of Revenue
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	Change	Percentage Change
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,410	$1,082	76%	78%	$328	30%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	150	81	8%	6%	69	85%
Depreciation and amortization	138	70	7%	5%	68	97%
Restructuring costs	2	7	—%	1%	(5)	(71)%
Separation and integration-related costs	65	17	3%	1%	48	282%
Interest expense	47	7	3%	1%	40	571%
Other income, net	(28)	—	(2)%	—%	(28)	NM
Total costs and expenses	$1,784	$1,264	96%	91%	$520	41%

Costs of Services

For the three and six months ended September 30, 2018, costs of services as a percentage of revenue was 76% and 76%, respectively, as compared to 79% and 78% for the same periods of the prior year due to continued focus on cost discipline and program management on our fixed-price portfolio. We expect that over the long-term contract mix will continue to move in the direction of fixed price.

Selling, General, and Administrative

Selling, general, and administrative expense excluding depreciation and amortization and restructuring costs (“SG&A”) was $89 million and $150 million for the three and six months ended September 30, 2018, respectively, as compared to $35 million and $81 million in the same periods of the prior year. SG&A as a percentage of revenue was 8% and 8% for the three and six months ended September 30, 2018, respectively, as compared to 5% and 6% for the comparable periods of the prior year.

Depreciation and Amortization

Depreciation and amortization expense (“D&A”) was $74 million for the three months ended September 30, 2018, as compared to $33 million in the same period in the prior year. The increase of $41 million in depreciation and amortization expense was attributed to the acquired property and equipment and intangible assets associated with the Mergers. Excluding the D&A associated with the Mergers, D&A was consistent period over period.

Depreciation and amortization expense (“D&A”) was $138 million for the six months ended September 30, 2018, as compared to $70 million in the same period in the prior year. The increase of $68 million in depreciation and amortization expense was attributed to the acquired property and equipment and intangible assets associated with the Mergers. Excluding the D&A associated with the Mergers, D&A was consistent period over period.

Interest Expense

Interest expense for the three and six months ended September 30, 2018 was $37 million and $47 million, respectively, as compared to $5 million and $7 million during the same periods of the prior fiscal year. The increase of $32 million and $40 million in interest expense, respectively, was due to the Credit Facilities (as defined in Note 12 – “Debt” to the Financial Statements), resulting in total indebtedness of approximately $2.5 billion as of September 30, 2018.

Other Income, Net

Other income, net comprises certain components of the net periodic pension cost for defined benefit pension plans, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses. The $28 million increase in other income for the six months ended September 30, 2018 as compared to the six months ended September 30, 2017 was primarily due to the May 2018 sale of a contract to eliminate an organizational conflict of interest that could have resulted from the Mergers.

Taxes

Our income tax expense was $12 million and $24 million for the three and six months ended September 30, 2018, respectively, as compared to $26 million and $46 million in the same periods of the prior year that was presented on a carve-out basis. The effective tax rate was 33% and 31% for the three and six months ended September 30, 2018, respectively, as compared to 39% for both the three and six months ended September 30, 2017, presented on a carve-out basis. The decrease in the ETR for the three and six months ended September 30, 2018, compared to the same periods in the prior year, was primarily driven by the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, partially offset by an increase in non-deductible transaction related items.

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

Liquidity and Capital Resources

Following the Spin-Off and Mergers, existing cash and cash equivalents and cash generated by operations continue to be our primary sources of liquidity, as well as available borrowings under our Revolving Credit Facility (as defined in Note 12 – “Debt” to the Financial Statements) and sales of receivables under a U.S. federal government obligor receivables purchase facility established pursuant to a Master Accounts Receivable Purchase Agreement, dated July 14, 2017, by and among Enterprise Services LLC, our wholly-owned subsidiary, and certain financial institutions (the MARPA Facility). Our primary cash needs will continue to be for working capital, capital expenditures and other discretionary investments, as well as to service our outstanding indebtedness, including borrowings under our Credit Facilities; however, our capital structure and liquidity profile have changed because we are no longer a part of DXC. Our ability to fund our future operating needs depends, in part, on our ability to continue to generate positive cash flows from operations and, if necessary, raise cash in the capital markets. Based upon our history of generating strong cash flows, it is our belief that we will be able to meet our short-term liquidity and cash needs, including debt servicing, through the combination of cash flows from operating activities, available cash balances, available borrowings under our Revolving Credit Facility and sales of receivables under our MARPA Facility. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities, although there can be no assurance that we will able to obtain such financing on acceptable terms (or at all) in the future.

Upon completion of the Spin-Off on May 31, 2018, we (i) closed on financing of an aggregate of $2.0 billion under our Term Loan A Facilities and $500 million under our the Term Loan B Facility, net of $34 million of debt issuance costs, and (ii) drew $50 million in borrowings under our Revolving Credit Facility, net of $9 million of debt issuance costs. Proceeds were used by Perspecta to pay a distribution of approximately $984 million in cash to DXC and to pay transaction costs associated with the Spin-Off and Mergers. Proceeds also funded the $400 million cash consideration paid to Veritas Capital for the Mergers and approximately $1.0 billion repayment of existing Vencore HC and KGS HC debt.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

See Note 20 – “Commitments and Contingencies” to the Financial Statements for discussion of general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below:

As of
(in millions)	September 30, 2018
Cash and cash equivalents	$126
Available borrowings under our Revolving Credit Facility	600
Total liquidity	$726

Cash and Cash Equivalents and Cash Flows

As of September 30, 2018, our cash and cash equivalents were $126 million. Cash and cash equivalents increased $126 million primarily because our cash and cash equivalents are no longer attributed to our former Parent, and also due to the Mergers.

The following table summarizes our cash flow activity:

	Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	Change
Net cash provided by operating activities	$236	$274	$(38)
Net cash used in investing activities	(1,299)	(11)	(1,288)
Net cash provided by (used in) financing activities	1,224	(263)	1,487
Net increase in cash and cash equivalents, including restricted	161	—	161
Cash and cash equivalents, including restricted, at beginning of year	—	—	—
Cash and cash equivalents, including restricted, at end of period	161	—	161
Less restricted cash and cash equivalents included in prepaid expenses and other current assets	35	—	35
Cash and cash equivalents at end of period	$126	$—	$126

Net cash provided by operating activities during the six months ended September 30, 2018 was $236 million, as compared to $274 million during the comparable period of the prior fiscal year. The decrease of $38 million included a $5 million decrease in net income adjusted for non-cash items, and movements in working capital of $33 million.

Net cash used in investing activities during the six months ended September 30, 2018 was $1.3 billion, as compared to net cash used in investing activities of $11 million during the comparable period of the prior fiscal year. The increase of $1.3 billion was predominately due to acquisitions of $312 million and payments of acquired debt of $994 million in the six months ended September 30, 2018, as compared to no cash paid for acquisitions or acquired debt in the comparable period of the prior fiscal year.

Net cash provided by financing activities during the six months ended September 30, 2018 was $1.2 billion, as compared to net cash used in financing activities of $263 million during the comparable period of the prior fiscal year. The increase in cash from financing activities of $1.5 billion was primarily due to issuance of long-term debt of $2.5 billion in connection with the Spin-Off and Mergers, partially offset by net transfers to Parent prior to the Spin-Off.

Capital Resources

The following table summarizes our total debt:

	As of
(in millions)	September 30, 2018	March 31, 2018
Short-term debt and current maturities of long-term debt	$80	$—
Long-term debt, net of current maturities	2,415	—
Total debt	$2,495	$—

The $2.5 billion increase in total debt as of September 30, 2018, as compared to total debt as of March 31, 2018, was primarily attributed to the Credit Facilities obtained to fund the Spin-Off and Mergers.

As discussed above, on May 31, 2018, we closed on financing of approximately $2.6 billion, of which $50 million related to amounts drawn on the Revolving Credit Facility. During the six months ended September 30, 2018, we repaid $100 million of debt, including $50 million in term loans, of which $28 million was a voluntary repayment, and the $50 million Revolving Credit Facility balance. At September 30, 2018, our $600 million Revolving Credit Facility remains unused.

We were in compliance with all financial covenants associated with our borrowings as of September 30, 2018. For more information on our debt, see Note 12 – “Debt” to the Financial Statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	September 30, 2018	March 31, 2018
Total debt and capital leases	$2,796	$304
Cash and cash equivalents	126	—
Net debt(1)	$2,670	$304

Total debt and capital leases	$2,796	$304
Equity	2,203	2,729
Total capitalization	$4,999	$3,033

Debt-to-total capitalization	56%	10%
Net debt-to-total capitalization(1)	53%	10%
(1) Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The increase in our total capitalization as of September 30, 2018, as compared to total debt as of March 31, 2018, was primarily due to a $2.4 billion increase in net debt, partially offset by a $526 million decrease in equity, which were primarily a result of the effects of the Spin-Off and Mergers.

Interest Rate Swaps

We use interest rate swaps to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated our floating interest rate debt. The interest rate swaps effectively convert our floating interest rate debt into fixed interest rate debt. Each swap agreement is designated as a cash flow hedge. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR. At September 30, 2018, one-month LIBOR was 2.08%. The net receipt or payment from the interest rate swap agreements is included in the Statements of Comprehensive Income as interest expense.

The following table summarizes our interest rate swaps at September 30, 2018:

Inception	Maturity	Notional Amount (in millions)	Weighted- Average Interest Rate Paid
May 2018	May 2021	$400	2.57%
May 2018	May 2022	500	2.61%
May 2018	May 2023	500	2.68%
Total / Weighted-average interest rate		$1,400	2.62%

In October 2018, the company entered into an incremental $200 million of interest rate swap agreements that mature in October 2022, with a weighted average interest rate paid of 2.92%.

Share Repurchases

On June 1, 2018, Perspecta’s Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. During the three and six months ended September 30, 2018, 923,188 shares were purchased at an aggregate purchase price of $23 million, of which $2 million was settled subsequent to the end of the second quarter, and are reported as treasury stock at cost.

Dividends

During the six months ended September 30, 2018, the Board of Directors declared cash dividends to our stockholders of approximately $16 million in the aggregate, of which $8 million was paid on July 17, 2018 and $8 million was paid on October 16, 2018.

On November 14, 2018, the Board of Directors approved a dividend of $0.05 per share payable on January 15, 2019, to common stockholders of record as of December 5, 2018.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the MARPA Facility and financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our unaudited Balance Sheets. There have been no material changes to our off-balance sheet arrangements reported under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended March 31, 2018, other than as disclosed below and in Note 7 – “Sale of Receivables” and Note 20 – “Commitments and Contingencies” to the Financial Statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

Perspecta’s contractual obligations have materially changed since March 31, 2018, as a result of the Spin-Off and Mergers. Significant increases in debt included $2.5 billion in term loans and $78 million associated with the senior secured notes assumed (the “EDS Notes”). See Note 12 – “Debt” to the Financial Statements for further information.

The increases in capital lease obligations, future minimum operating lease liabilities and purchase obligations primarily increased from March 31, 2018 to September 30, 2018 as a result of the Spin-Off and Mergers. The following table summarizes our contractual obligations as of September 30, 2018:

(in millions)	Remainder of Fiscal Year 2019	Fiscal Year 2020 - 2021	Fiscal Year 2022 - 2023	Thereafter	Total
Debt(1)	$44	$176	$497	$1,799	$2,516
Capitalized lease liabilities(2)	90	162	49	—	301
Operating leases	30	90	32	11	163
Purchase obligations(3)	71	71	—	—	142
Interest payments(4)	67	248	189	89	593
Totals(5)(6)	$302	$747	$767	$1,899	$3,715
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
(5) We have excluded the estimated future benefit payments under our pension and other post-employment benefit plans from this table because they have not materially changed since March 31, 2018 other than as a result of the Mergers. See Note 4 – “Acquisitions” to the Financial Statements for additional information regarding the Mergers.
(6) We have excluded obligations for uncertain tax positions of $60 million, as the timing of such payments, if any, cannot be reasonably estimated.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, acquisition accounting and income taxes. On April 1, 2018, we adopted Accounting Standards Update 2014-09 (“Topic 606”), Revenue from Contracts with Customers. See Note 2 – “Recent Accounting Pronouncements” and Note 3 – “Summary of Significant Accounting Policies” to the Financial Statements for further discussion. Our critical accounting policies and estimates are more fully discussed in Note 3 – “Summary of Significant Accounting Policies” to the Financial Statements herein and in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended March 31, 2018, under the heading “Critical Accounting Policies and Estimates.”

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

Our exposure to financial risk from changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest expense and to manage our exposure related to interest rate movements. Net of the benefit from our interest-rate derivatives, a hypothetical 2% increase in interest rates would have increased the interest expense incurred under our senior secured loan facilities by approximately $11 million for fiscal year 2019, and likewise decreased our net income and cash flows.

We have not entered into any hedging transactions for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit to the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As part of our ongoing integration activities related to the Spin-Off and Mergers, we continue to evaluate our internal controls and procedures in the acquired businesses and to adjust and augment our company-wide controls to reflect the risks inherent in these acquisitions during the quarter ended September 30, 2018. See Note 4 – “Acquisitions” to the Financial Statements for further information.

We refined the consolidation and reporting process that combines the results of all our subsidiaries including the entities acquired in the Mergers. We have continued to monitor and adjust our internal controls throughout the implementation of new consolidation software and the integration of our consolidation and reporting processes, which we completed during the second quarter. While our management believes that this new system and the related changes to internal controls will ultimately strengthen our internal control over financial reporting, there are inherent risks in implementing any new software system and we will continue to evaluate and test control changes in order to certify in Management’s Annual Report on Internal Control over Financial Reporting as of our fiscal year ending March 31, 2019 on the effectiveness, in all material respects, of our internal control over financial reporting.

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 20 – “Commitments and Contingencies” to the Financial Statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2018.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On June 1, 2018, our Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. The following table provides information on a monthly basis for the quarter ended September 30, 2018 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
July 1, 2018 to July 31, 2018	—	$—	—	$400
August 1, 2018 to August 31, 2018	372,674	$23.38	372,674	$391
September 1, 2018 to September 30, 2018	550,514	$25.06	550,514	$377
Total	923,188	$24.38	923,188

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Third Amendment to Master Accounts Receivable Purchase Agreement dated as of October 31, 2018 by and among Enterprise Services LLC, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), The Bank of Nova Scotia and Mizuho Bank, Ltd.

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1*	Section 906 Certification of the Chief Executive Officer
32.2*	Section 906 Certification of the Chief Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

* Furnished, not filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perspecta Inc.

Dated:	November 14, 2018	By:	/s/ William G. Luebke
		Name:	William G. Luebke
		Title:	Senior Vice President, Principal Accounting Officer and Controller