Form 10-Q
period 2018-12-31
Perspecta Inc.
filed 2019-02-13
CIK 1724670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission File Number: 001-38033

PERSPECTA INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-3141520
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15052 Conference Center Drive, Chantilly, Virginia	20151
(Address of Principal Executive Offices)	(Zip Code)

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

163,528,398 shares of common stock, par value $0.01 per share, were outstanding as of February 8, 2019.

EXPLANATORY NOTE

On May 31, 2018, DXC Technology Company (“DXC”) completed the spin-off (the “Spin-Off”) of its United States Public Sector business (“USPS”) held by Perspecta Inc. (“Perspecta”), and combination with Vencore Holding Corp. (“Vencore HC”) and KGS Holding Corp. (“KGS HC”) (the “Mergers”) pursuant to an Agreement and Plan of Merger dated October 11, 2017 (the “Merger Agreement”). To effect the Spin-Off, DXC distributed all of the shares of Perspecta common stock on a pro rata basis to the record holders of DXC common stock. Following the completion of the Spin-Off and Mergers, Perspecta, a Nevada corporation, became a publicly traded company.

Because the Spin-Off and the Mergers were not consummated until May 31, 2018, the unaudited Combined Condensed Financial Statements presented in this Quarterly Report on Form 10-Q include only the legacy USPS activity for the period from April 1, 2017 to December 31, 2017 and from April 1, 2018 to May 31, 2018, and Perspecta, including entities acquired in the Mergers, from June 1, 2018 to December 31, 2018.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to “Vencore” are to Vencore HC, KGS HC, and their respective subsidiaries on a combined basis. The term “Parent” refers to DXC for the period from April 1, 2017 to May 31, 2018. In addition, “the Company,” “we,” “our” and “us” refer to USPS before giving effect to the Spin-Off and Mergers, for the period from April 1, 2017 to May 31, 2018, and to Perspecta and its combined subsidiaries, including the combined business of Vencore HC and KGS HC, after giving effect to the Spin-Off and the Mergers beginning June 1, 2018.

We also refer throughout to (1) the unaudited Condensed Consolidated Combined Financial Statements as the “Financial Statements,” (2) the unaudited Condensed Consolidated Combined Statements of Operations as the “Statements of Operations,” (3) the unaudited Condensed Consolidated Combined Statements of Comprehensive Income as the “Statements of Comprehensive Income” (4) the unaudited Condensed Consolidated Combined Balance Sheets as the “Balance Sheets”, (5) the unaudited Condensed Consolidated Combined Statements of Cash Flows as the “Statements of Cash Flows” and (6) the unaudited Condensed Consolidated Combined Statements of Changes in Stockholders’ Equity as the “Statements of Stockholders’ Equity.” In addition, references throughout to numbered “Notes” refer to the numbered Notes to the Financial Statements that we include in the Financial Statements section of this Quarterly Report on Form 10-Q.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Combined Financial Statements (unaudited)

Page
Condensed Consolidated Combined Statements of Operations for the Three and Nine Months Ended December 31, 2018 and 2017 (unaudited)	2
Condensed Consolidated Combined Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2018 and 2017 (unaudited)	3
Condensed Consolidated Combined Balance Sheets as of December 31, 2018 and March 31, 2018 (unaudited)	4
Condensed Consolidated Combined Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended December 31, 2018 and 2017 (unaudited)	5
Condensed Consolidated Combined Statements of Cash Flows for the Nine Months Ended December 31, 2018 and 2017 (unaudited)	6
Notes to Condensed Consolidated Combined Financial Statements (unaudited)
Note 1 – Overview and Basis of Presentation	7
Note 2 – Recent Accounting Pronouncements	9
Note 3 – Summary of Significant Accounting Policies	12
Note 4 – Acquisitions	16
Note 5 – Revenue From Contracts With Customers	19
Note 6 – Earnings Per Share	21
Note 7 – Sale of Receivables	21
Note 8 – Fair Value	22
Note 9 – Derivative Instruments	23
Note 10 – Intangible Assets	24
Note 11 – Goodwill	24
Note 12 – Debt	25
Note 13 – Capital Leases	26
Note 14 – Pension and Other Benefit Plans	27
Note 15 – Income Taxes	29
Note 16 – Related Party Transactions	29
Note 17 – Stockholders’ Equity	30
Note 18 – Cash Flows	31
Note 19 – Segment Information	31
Note 20 – Commitments and Contingencies	33
Note 21 – Subsequent Events	35

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Revenue	$1,075	$722	$2,936	$2,104

Costs of services (excludes depreciation and amortization and restructuring costs)	816	550	2,226	1,632
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	76	51	226	132
Depreciation and amortization	76	46	214	116
Restructuring costs	1	3	3	10
Separation and integration-related costs	19	27	84	44
Interest expense, net	37	—	84	7
Other expense (income), net	2	—	(26)	—
Total costs and expenses	1,027	677	2,811	1,941

Income before taxes	48	45	125	163
Income tax expense (benefit)	10	(59)	34	(13)
Net income	$38	$104	$91	$176

Earnings per common share(1):
Basic	$0.23	$0.73	$0.55	$1.24
Diluted	$0.23	$0.73	$0.55	$1.24
(1) Earnings per share information for the three and nine months ended December 31, 2017 is computed using the 142.43 million shares of Perspecta common stock resulting from the Distribution, as Perspecta did not operate as a stand-alone entity during the period and therefore, no Perspecta common stock, stock options or other equity awards were outstanding and no dividends were declared or paid by Perspecta.

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net income	$38	$104	$91	$176
Other comprehensive income (loss), net of taxes:
Cash flow hedge adjustments, net of tax	(18)	—	(13)	—
Comprehensive income	$20	$104	$78	$176

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED BALANCE SHEETS
(unaudited)

	As of
(in millions, except per share and share amounts)	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$100	$—
Receivables, net of allowance for doubtful accounts of $1 and $0	487	354
Other receivables	58	—
Prepaid expenses and other current assets	158	74
Deferred contract costs	40	21
Total current assets	843	449
Property and equipment, net of accumulated depreciation of $119 and $66	354	290
Goodwill	3,272	2,022
Intangible assets, net of accumulated amortization of $220 and $98	1,406	897
Other assets	191	21
Total assets	$6,066	$3,679
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$79	$—
Current capital lease liability	140	160
Accounts payable	268	195
Accrued payroll and related costs	94	17
Accrued expenses and other current liabilities	356	180
Deferred revenue and advance contract payments	28	53
Income taxes payable	48	—
Total current liabilities	1,013	605
Non-current portion of long-term debt	2,384	—
Non-current capital lease liability	149	144
Non-current deferred tax liabilities	111	176
Other long-term liabilities	212	25
Total liabilities	3,869	950
Commitments and contingencies
Stockholders’ equity:
Parent company investment, prior to Spin-Off	—	2,729
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 163,902,020 and 0 shares issued and outstanding	2	—
Additional paid-in capital	2,224	—
Retained earnings	29	—
Accumulated other comprehensive loss	(13)	—
Treasury stock at cost, 1,940,382 shares and 0 shares	(45)	—
Total stockholders’ equity	2,197	2,729
Total liabilities and stockholders’ equity	$6,066	$3,679

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Parent Company Investment	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	—	$—	$—	$—	$—	$—	$2,729	$2,729
Impact of adoption of new accounting standard	—	—	—	—	—	—	4	4
Net income from April 1 to May 31, 2018	—	—	—	—	—	—	49	49
Transfers to Parent, net from April 1 to May 31, 2018	—	—	—	—	—	—	(145)	(145)
Balance at May 31, 2018	—	—	—	—	—	—	2,637	2,637
Dividend to DXC prior to May 31, 2018	—	—	(984)	—	—	—	—	(984)
Spin-Off activity	142,426	2	2,635	—	—	—	(2,637)	—
Mergers activity	23,273	—	578	—	—	—	—	578
Net loss from June 1 to June 30, 2018	—	—	—	(20)	—	—	—	(20)
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Dividends declared ($0.05 per share)	—	—	(8)	—	—	—	—	(8)
Balance at June 30, 2018	165,699	2	2,221	(20)	(1)	—	—	2,202
Net income from July 1 to September 30, 2018	—	—	—	24	—	—	—	24
Other comprehensive income	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	1	—	—	—	—	1
Repurchases of common stock	(923)	—	—	—	—	(23)	—	(23)
Stock option exercises and other common stock transactions	43	—	1	—	—	—	—	1
Dividends declared ($0.05 per share)	—	—	(4)	(4)	—	—	—	(8)
Balance at September 30, 2018	164,819	2	2,219	—	5	(23)	—	2,203
Net income from October 1 to December 31, 2018	—	—	—	38	—	—	—	38
Other comprehensive loss	—	—	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	4	—	—	—	—	4
Repurchases of common stock	(967)	—	—	—	—	(21)	—	(21)
Stock option exercises and other common stock transactions	50	—	1	—	—	(1)	—	—
Dividends declared ($0.05 per share)	—	—	—	(9)	—	—	—	(9)
Balance at December 31, 2018	163,902	$2	$2,224	$29	$(13)	$(45)	$—	$2,197

(in millions)	Parent Company Investment	Total Equity
Balance at March 31, 2017	$416	$416
Effects of purchase accounting	2,434	2,434
Net income from April 1 to June 30, 2017	32	32
Transfers to Parent, net	(77)	(77)
Balance at June 30, 2017	2,805	2,805
Net income from July 1 to September 30, 2017	40	40
Transfers to Parent, net	(108)	(108)
Balance at September 30, 2017	2,737	2,737
Net income from October 1 to December 31, 2017	104	104
Transfers to Parent, net	2	2
Balance at December 31, 2017	$2,843	$2,843

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Combined Financial Statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net income	$91	$176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214	116
Stock-based compensation	7	4
Deferred income taxes	(17)	(71)
Gain on sale of assets	(25)	—
Other non-cash charges, net	(13)	10
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	78	37
Prepaid expenses and other current assets	(22)	(20)
Accounts payable and accrued liabilities	(23)	99
Deferred revenue and advanced contract payments	(13)	3
Income taxes payable	20	—
Other operating activities, net	(3)	(7)
Net cash provided by operating activities	294	347
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(312)	—
Extinguishment of Vencore HC and KGS HC debt and related costs	(994)	—
Proceeds from sale of assets	25	—
Purchases of property, equipment and software	(12)	(8)
Payments for outsourcing contract costs	(7)	(9)
Net cash used in investing activities	(1,300)	(17)
Cash flows from financing activities:
Principal payments on long-term debt	(82)	—
Proceeds from debt issuance	2,500	—
Payment of debt issuance costs	(46)	—
Proceeds from revolving credit facility	50	—
Payments on revolving credit facility	(50)	—
Payments on lease liability	(124)	(117)
Repurchases of common stock	(43)	—
Repurchases of common stock to satisfy tax withholding obligations	(1)	—
Dividend to DXC	(984)	—
Dividends paid to Perspecta stockholders	(17)	—
Net transfers to Parent	(88)	(213)
Net cash provided by (used in) financing activities	1,115	(330)
Net increase in cash and cash equivalents, including restricted	109	—
Cash and cash equivalents, including restricted, at beginning of period	—	—
Cash and cash equivalents, including restricted, at end of period	109	—
Less restricted cash and cash equivalents included in prepaid expenses and other current assets	9	—
Cash and cash equivalents at end of period	$100	$—

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

The accompanying unaudited Condensed Consolidated Combined Financial Statements and Notes present the combined results of operations, financial position, and cash flows of USPS for the periods prior to the completion of the Spin-Off and the combination with Vencore HC and KGS HC. Accordingly, the term “Parent” refers to DXC for periods from April 1, 2017 to May 31, 2018. As used in these Notes, the “Company,” “we,” “us,” and “our” refer to the combined businesses of USPS for the period from April 1, 2017 through May 31, 2018, and to Perspecta and its consolidated subsidiaries beginning June 1, 2018 and for the period from June 1, 2018 through December 31, 2018.

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

The periods prior to the Spin-Off and Mergers include:

•	the combined financial results and cash flows of USPS for the period from April 1, 2018 to May 31, 2018;

•	the combined financial results and cash flows of USPS for the three and nine months ended December 31, 2017; and

•	the combined financial position of USPS as of March 31, 2018.

The period subsequent to the Spin-Off and Mergers includes:

•	the consolidated financial statements of Perspecta for the period from June 1, 2018 to December 31, 2018; and

•	the consolidated financial position of Perspecta as of December 31, 2018.

After the Spin-Off, DXC does not have any beneficial ownership of Perspecta or USPS. The chief executive officer and chief financial officer of DXC serve as members of the board of directors of Perspecta (the “Board of Directors”). Consequently, transactions between DXC and Perspecta are reflected as related party transactions pursuant to the disclosure requirements of Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures. For the three and nine months ended December 31, 2018, the Company recognized $3 million and $9 million of related party revenue from and $27 million and $39 million of related party expenses to DXC, respectively. For additional information about the allocation of expenses from DXC prior to the Spin-Off and certain continuing responsibilities between the Company and DXC, see Note 16 – “Related Party Transactions.”

Principles of Consolidation and Combination

The unaudited Condensed Consolidated Combined Financial Statements as of and for the three and nine months ended December 31, 2018 reflect the financial position and results of operations of the Company, its consolidated subsidiaries and the joint ventures and partnerships over which the Company has a controlling financial interest. The combined financial statements as of and for periods prior to the consummation of the Spin-Off, reflect the financial position and results of operations of USPS as described above.

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

The unaudited Condensed Consolidated Combined Financial Statements for prior periods, included herein, may not be indicative of the financial position, results of operations and cash flows of the Company in the future or if USPS had been operated as a consolidated group during all periods presented. In the opinion of management of the Company, the accompanying unaudited condensed combined financial statements of USPS contain all adjustments, including normal recurring adjustments, necessary to present fairly USPS’s financial position as of March 31, 2018 and its results of operations and cash flows for the period prior to consummation of the Spin-Off.

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

The segment information for the period prior to the Spin-Off has been recast to reflect the Company’s current reportable segments structure. There is no impact on the Company’s previously reported statements of operations, balance sheets or statements of cash flows resulting from these segment changes.

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

We recorded a net increase to opening retained earnings of $4 million as of April 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact related to the capitalization of certain sales commissions. The impact of adoption on revenue, selling, general, and administrative expenses, and net income was not material for the three and nine months ended December 31, 2018. The cumulative impact of adoption on our December 31, 2018 balance sheet was as follows:

(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Receivables, net of allowance for doubtful accounts	$487	$524	$(37)
Deferred contract costs	40	37	3
Other assets	191	185	6
Liabilities and Stockholders’ Equity
Accrued expenses and other current liabilities	$356	$350	$6
Deferred revenue and advance contract payments	28	62	(34)
Non-current deferred tax liabilities	111	109	2
Other long-term liabilities	212	221	(9)
Total stockholders’ equity	2,197	2,190	7

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted the ASU 2017-12 on April 1, 2018. The adoption of the amendment did not have a significant impact on the Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). Previous guidance required the aggregation of all the components of net periodic benefit costs on the Statements of Operations and did not require disclosure of the location of net periodic costs on the Statements of Operations. Under the amended guidance, the service cost component of net periodic benefit cost is included within the same line as other compensation expenses. All other components of net periodic benefit cost are reported outside operating income. The Company adopted this guidance in the first quarter of the fiscal year ended March 31, 2019 when pension obligations were acquired in the Mergers. The adoption of this guidance resulted in no retrospective change to the previous period presented because the Company had no defined benefit pension expense during that period. The net periodic pension benefit discussed in Note 14 – “Pension and Other Benefit Plans” does not include a service cost component, so all expense is reported in other income, net in the Financial Statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU 2017-04 require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2017-04 in the second quarter of the fiscal year ending March 31, 2019, but the application of this guidance did not impact the Company’s goodwill impairment test performed as of July 1, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A—Leases (“ASU 2016-02”), along with amendments issued in 2017 and 2018. ASC 842, along with related amendments, requires lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. For finance leases, expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of the fiscal year ending March 31, 2020 using a modified retrospective approach. The Company expects to adopt the standard on April 1, 2019. Management is in the process of reviewing the Company’s lease and other service based contracts, while also performing an assessment of the potential effects of the standard on the Company’s financial statements and disclosures, accounting policies and internal controls over financial reporting. We developed a detailed implementation plan, which includes, among other things, implementation of a new lease accounting system, an update to our policies, development of disclosures, evaluation of our controls and application of the guidance across our contract population. We are still assessing the qualitative and quantitative impacts to our financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the impact that this guidance will have on its trade receivables and financial arrangements when adopted.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 provides guidance for determining when a cloud computing arrangement includes a software license and makes changes to the requirements for capitalizing implementation costs incurred in a hosting arrangement that is as a service contract. The amendment is effective for public entities for fiscal years beginning after December 15, 2019 (fiscal year ended March 31, 2021 for Perspecta), and early adoption is permitted. The update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adopting ASU 2018-15 on its financial statements and related disclosures, as well as evaluating the date and method of adoption.

Other recently issued ASUs effective after December 31, 2018 are not expected to have a material effect on Perspecta’s financial statements.

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

Costs to Obtain a Contract

Certain sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. For sales commissions earned on contracts with a period of benefit of less than one year, the Company applies the practical expedient to recognize the costs as incurred. For sales commissions earned on contracts with a period of benefit beyond one year, such costs are deferred and amortized on a straight-line basis over the term of the contract, not to exceed five years. The closing balance of the associated asset is $3 million and $6 million included within deferred contract costs and other assets, respectively, in the accompanying Balance Sheet as of December 31, 2018. Amortization expense of $1 million and $2 million for the three and nine months ended December 31, 2018, respectively, is included in costs of services in the accompanying Statements of Operations.

Costs to Fulfill a Contract

Certain contract setup costs incurred upon initiation of a contract that are expected to be recovered over the course of an arrangement are capitalized in accordance with ASC Topic 340, Other Assets and Deferred Costs. Costs to fulfill a contract typically include contract set up costs that are directly related to a contract or an anticipated contract that generate or enhance resources to be used in satisfying performance obligations. These costs are amortized on a straight-line basis over the contract term. The closing balance of the outsourcing contract costs is $15 million, included within intangible assets in the accompanying Balance Sheet as of December 31, 2018. For the three and nine months ended December 31, 2018, amortization expense of less than $1 million and $5 million, respectively, is included within depreciation and amortization in the accompanying Statements of Operations.

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

Prior to the Spin-Off and Mergers on May 31, 2018, the Company's operations were included in the tax returns filed by the respective Parent entities of which USPS’s businesses were a part. Income tax expense and other income tax related information for those periods contained in these Financial Statements are presented on a separate return basis as if USPS filed its own tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if USPS were a separate taxpayer and a standalone enterprise for the periods presented. Current income tax liabilities are assumed to be settled with Parent on the last day of the reporting periods and were relieved through the Parent company investment account and the transfers from (to) Parent, net in the Statements of Cash Flows.

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

The estimated useful lives for finite-lived intangible assets are shown below:

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
The major classes of assets and liabilities to which the purchase price allocated were as follows:

(in millions)	Estimated Fair Value
Current assets	$333
Property and equipment	35
Intangible assets	622
Other assets	33
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(188)
Deferred revenue	(12)
Other liabilities	(90)
Net identifiable assets acquired	733
Goodwill	1,239
Consideration transferred	$1,972

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the closing date of the Mergers.

The goodwill recognized in the Mergers is attributable to the intellectual capital, the acquired assembled work force and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill related to the Mergers is not expected to be fully deductible for tax purposes. The preliminary estimate of goodwill above includes approximately $172 million of tax deductible goodwill. Goodwill arising from the Mergers has been allocated on a preliminary basis to Perspecta’s reporting units based on the relative fair value of assets acquired.

The fair values of assets acquired and liabilities assumed are preliminary and based on a valuation using estimates and assumptions that are subject to change, which could result in material changes to the purchase price allocation. During the third quarter, the Company made certain valuation adjustments to provisional amounts previously recognized. These adjustments resulted in a net $1 million decrease of the goodwill, primarily due to fair value adjustments resulting in a decrease in liabilities. As a result, the Company updated the preliminary allocation to Perspecta’s reportable segments as follows: $1,156 million allocated to Defense and Intelligence and $83 million allocated to Civilian and Health Care.

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

	Nine Months Ended December 31, 2018	Period from April 1, 2018 to May 31, 2018	Nine Months Ended December 31, 2018
(in millions, except per-share amounts)	Historical Perspecta(1)	Historical Vencore HC and KeyPoint HC	Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin-Off and Mergers
Revenue	$2,936	$245	$—	$—	$3,181
Net income (loss)	$91	$(57)	$(7)	$12	$39

Earnings per common share(2):
Basic	$0.55				$0.24
Diluted	$0.55				$0.24
(1) Revenue and net income includes $860 million and $137 million associated with Vencore HC and KeyPoint HC, respectively, for the period of June 1, 2018 through December 31, 2018.
(2) Historical and pro forma combined earnings per share information is computed based on 165.02 million basic weighted average shares and 165.27 million diluted shares. See Note 6 – “Earnings Per Share.”

	Three Months Ended December 31, 2017
(in millions, except per-share amounts)	Historical Perspecta	Historical Vencore HC and KeyPoint HC	Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin-Off and Mergers
Revenue	$722	$349	$—	$—	$1,071
Net income (loss)	$104	$20	$—	$(32)	$92

Earnings per common share(1):
Basic	$0.73				$0.56
Diluted	$0.73				$0.56
(1) Historical earnings per share information for the three months ended December 31, 2017 is computed using the 142.43 million shares of Perspecta common stock resulting from the Distribution. See Note 6 – “Earnings Per Share.” Pro forma combined earnings per share includes the shares issued by Perspecta in connection with the Mergers on May 31, 2018. As a result, both basic and diluted pro forma combined earnings per share information is computed based on 165.70 million shares of Perspecta common stock, as Perspecta did not operate as a stand-alone entity during the period and therefore, no Perspecta common stock, stock options or other equity awards were outstanding and no dividends were declared or paid by Perspecta.

	Nine Months Ended December 31, 2017
(in millions, except per-share amounts)	Historical Perspecta	Historical Vencore HC and KeyPoint HC	Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin-Off and Mergers
Revenue	$2,104	$1,041	$—	$—	$3,145
Net income (loss)	$176	$22	$(18)	$(61)	$119

Earnings per common share(1):
Basic	$1.24				$0.72
Diluted	$1.24				$0.72
(1) Historical earnings per share information for the nine months ended December 31, 2017 is computed using the 142.43 million shares of Perspecta common stock resulting from the Distribution. See Note 6 – “Earnings Per Share.” Pro forma combined earnings per share includes the shares issued by Perspecta in connection with the Mergers on May 31, 2018. As a result, both basic and diluted pro forma combined earnings per share information is computed based on 165.70 million shares of Perspecta common stock, as Perspecta did not operate as a stand-alone entity during the period and therefore, no Perspecta common stock, stock options or other equity awards were outstanding and no dividends were declared or paid by Perspecta.

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
The Company determines revenue recognition through the five-step model as follows:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation

Disaggregated Revenue

The following tables present revenue disaggregated by contract type:

	Three Months Ended December 31, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$240	$25	$265
Fixed-price	373	229	602
Time-and-materials	96	112	208
Total	$709	$366	$1,075

	Nine Months Ended December 31, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$580	$66	$646
Fixed-price	985	699	1,684
Time-and-materials	283	323	606
Total	$1,848	$1,088	$2,936
The following tables present revenue disaggregated by prime or subcontractor:

	Three Months Ended December 31, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$663	$329	$992
Subcontractor	46	37	83
Total	$709	$366	$1,075

	Nine Months Ended December 31, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$1,740	$979	$2,719
Subcontractor	108	109	217
Total	$1,848	$1,088	$2,936

The following tables present revenue disaggregated by customer type:

	Three Months Ended December 31, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Federal, including independent agencies	$707	$302	$1,009
Non-federal (state, local, other)	2	64	66
Total	$709	$366	$1,075

	Nine Months Ended December 31, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Federal, including independent agencies	$1,843	$893	$2,736
Non-federal (state, local, other)	5	195	200
Total	$1,848	$1,088	$2,936

Performance Obligations

As of December 31, 2018, approximately $3.2 billion of revenue is expected to be recognized from remaining unsatisfied performance obligations on executed contracts. The Company expects to recognize revenue on these remaining performance obligations within approximately twelve months.

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

Contract assets and contract liabilities were as follows:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2018	April 1, 2018
Contract assets:
Unbilled receivables	Receivables, net of allowance for doubtful accounts	$274	$193

Contract liabilities:
Current portion of deferred revenue and advance contract payments	Deferred revenue and advance contract payments	$28	$27
Non-current portion of deferred revenue and advance contract payments	Other long-term liabilities	1	7

Contract assets increased $81 million during the nine months ended December 31, 2018, primarily due to the Mergers. There were no significant impairment losses related to the Company’s contract assets during the nine months ended December 31, 2018.
Contract liabilities decreased $5 million during the nine months ended December 31, 2018, primarily due to revenue recognized in excess of payments received, partially offset by the Mergers. During the three and nine months ended December 31, 2018, the Company recognized $2 million and $24 million, respectively, of the deferred revenue and advance contract payments at April 1, 2018 as revenue.

Note 6 – Earnings Per Share

Basic earnings per share (“EPS”) for the three and nine month periods ended December 31, 2018, is computed using the weighted average number of shares of common stock outstanding between the date of the Distribution and the end of the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and vesting of other equity awards, based on the DXC equity awards that were converted to Perspecta awards on the date of the Distribution. EPS for the three and nine month periods ended December 31, 2017, is computed using the shares of Perspecta common stock resulting from the Distribution, as Perspecta did not operate as a stand-alone entity and therefore, no common stock, stock options or other equity awards were outstanding.
The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net income	$38	$104	$91	$176

Common share information:
Weighted average common shares outstanding for basic EPS	164.32	142.43	165.02	142.43
Dilutive effect of stock options and equity awards	0.22	—	0.25	—
Weighted average common shares outstanding for diluted EPS	164.54	142.43	165.27	142.43

Earnings per share:
Basic	$0.23	$0.73	$0.55	$1.24
Diluted	$0.23	$0.73	$0.55	$1.24

Certain restricted stock units (“RSUs”) were excluded from the computation of diluted EPS because inclusion of these amounts would have had an anti-dilutive effect. The number of RSUs excluded were as follows (in millions):

Award Type	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018
RSUs	0.73	0.32

Note 7 – Sale of Receivables

Receivables Sales Facility

On July 14, 2017, Enterprise Services LLC, a wholly-owned subsidiary of the Company, which has since been renamed Perspecta Enterprise Solutions LLC (“PES LLC”), entered into a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with certain financial institutions (the “Financial Institutions”). The Purchase Agreement established a federal government obligor receivables purchase facility (the “MARPA Facility”), which is an off-balance sheet facility. Concurrently, Parent entered into a guaranty made in favor of the Financial Institutions, that guarantees the obligations of the sellers and servicers of receivables under the Purchase Agreement. The guaranty does not cover any credit losses under the receivables. In connection with the Spin-Off of USPS, Parent entered into certain amendments to the guaranty whereby Parent can request to terminate its guaranty at the time of the separation of USPS from DXC. On May 31, 2018, the Parent’s guaranty was terminated and Perspecta entered into a new guaranty of PES LLC’s obligations under the Purchase Agreement.

In accordance with the terms of the Purchase Agreement, on January 23, 2018, the Purchase Agreement was amended to increase the aggregate facility limit from $200 million to $300 million (the first amendment), and on May 31, 2018, the Purchase Agreement was amended to increase the aggregate facility limit to $450 million (the second amendment). Effective October 31, 2018, the Company completed the third amendment to the MARPA Facility to reduce the aggregate facility limit to $300 million and extend the term of the MARPA Facility through October 31, 2019.

Under the MARPA Facility, the Company sells eligible federal government obligor receivables, including both billed and certain unbilled receivables. The MARPA Facility has a one-year term, but the Purchase Agreement provides for optional extensions, if agreed to by the Financial Institutions, in each case for an additional six month duration.
The Company accounts for these receivable transfers as sales and removes the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. The Company estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized as of December 31, 2018. Sold receivables are presented as a change in receivables within operating activities in the Statements of Cash Flows.

During the three and nine months ended December 31, 2018, the Company sold $691 million and $2.1 billion, respectively, of billed and unbilled receivables. The amount outstanding at December 31, 2018 was $169 million. As of December 31, 2018, collections not remitted to the Financial Institutions corresponding to these receivables sales were $9 million. This amount represents restricted cash recorded by the Company within the prepaid expenses and other current assets caption of the Balance Sheet as of December 31, 2018.

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

The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company’s long-term debt, excluding capital leases and unamortized debt issuance costs, was $2,357 million as of December 31, 2018, as compared with the gross carrying value of $2,484 million. If measured at fair value, long-term debt, excluding capital lease liabilities, would be classified in Level 2 of the fair value hierarchy.
Non-financial assets such as goodwill and tangible assets, intangible assets and other contract related long-lived assets are reduced to fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the three and nine months ended December 31, 2018 and December 31, 2017, respectively.

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

Derivatives Designated for Hedge Accounting

The Company uses interest rate swap agreements designated as cash flow hedges to mitigate its exposure to interest rate risk associated with the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted the debt into fixed interest rate debt. The Company entered into $1.4 billion of notional interest rate swap agreements concurrently with its Credit Facilities (as defined under Note 12 – “Debt”), on May 31, 2018, and $200 million of notional interest rate swap agreements in October 2018. As of December 31, 2018, the Company had interest rate swap agreements with a total notional amount of $1.6 billion. The Company initially accounted for all changes in fair value of its interest rate swaps in the Statements of Operations until designation as a cash flow hedge of interest rate risk on June 22, 2018. As a result, the Company recorded a gain of $5 million in the first quarter, included in interest expense in the Statement of Operations for the nine months ended December 31, 2018.

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

For the three and nine months ended December 31, 2018, the Company performed both retrospective and prospective hedge effectiveness analyses for the interest rate swaps designated as cash flow hedges. The Company applied the long-haul method outlined in ASC Topic 815, Derivatives and Hedging, to assess retrospective and prospective effectiveness of the interest rate swaps. A quantitative effectiveness analysis assessment of the hedging relationship was performed using regression analysis. As of December 31, 2018, the Company has determined that the hedging relationship was highly effective.

The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $25 million ($18 million, net of tax) and $18 million ($13 million, net of tax) for the three and nine months ended December 31, 2018, respectively. As of December 31, 2018, we expect amounts of approximately $3 million pertaining to cash flow hedges to be reclassified from accumulated other comprehensive income into earnings over the next 12 months.

Fair Value of Derivative Instruments

All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. As of December 31, 2018, the gross fair value of our derivative liabilities in interest rate swaps designated for hedge accounting is $13 million, of which $2 million is presented as accrued expenses and other current liabilities and $11 million is presented as other liabilities in the balance sheet. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as Level 2 inputs.

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

Note 10 – Intangible Assets

Intangible assets, including preliminary fair values of those recorded in the Mergers, consisted of the following:

	As of December 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Program assets	$1,400	$145	$1,255
Software	83	47	36
Developed technology	105	13	92
Backlog	16	9	7
Outsourcing contract costs	21	6	15
Favorable leases	1	—	1
Total intangible assets	$1,626	$220	$1,406

	As of March 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Program assets	$900	$69	$831
Software	75	28	47
Outsourcing contract costs	20	1	19
Total intangible assets	$995	$98	$897

Total intangible assets amortization was $43 million and $126 million for the three and nine months ended December 31, 2018, respectively, compared to $18 million and $54 million, respectively, for the three and nine months ended December 31, 2017.

The increase in net and gross carrying value for the nine months ended December 31, 2018, were primarily due to the Mergers. See Note 4 – “Acquisitions.”

Estimated future amortization related to intangible assets as of December 31, 2018 is as follows:

Fiscal Year	(in millions)
Remainder of fiscal year 2019	$48
2020	122
2021	99
2022	90
2023	86
Thereafter	961
Total	$1,406

Note 11 – Goodwill
The following table summarizes the changes in the carrying amount of Goodwill, by segment:

(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Balance as of March 31, 2018	$977	$1,045	$2,022
Additions	1,156	83	1,239
Allocations from DXC	11	—	11
Balance as of December 31, 2018	$2,144	$1,128	$3,272
The additions to goodwill during nine months ended December 31, 2018 are due to the Mergers described in Note 4 – “Acquisitions.”

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

At the end of the third quarter of fiscal year 2019, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators, and, therefore, it was unnecessary to perform an interim goodwill impairment test as of December 31, 2018.

Note 12 – Debt
The following is a summary of the Company’s outstanding debt as of December 31, 2018:

	Interest Rates	Maturities	December 31, 2018 (in millions)
Revolving Credit Facility	LIBOR + 1.50%	May 2023	$—
Term Loan A Facilities (Tranche 1)	LIBOR + 1.375%	May 2021	312
Term Loan A Facilities (Tranche 2)	LIBOR + 1.50%	May 2023	1,608
Term Loan B Facility	LIBOR + 2.25%	May 2025	498
Subtotal senior secured credit facilities			2,418
Senior unsecured EDS Notes	7.45%	October 2029	66
Total debt			2,484
Less: current maturities of long-term debt, net(1)			(79)
Less: unamortized debt issuance costs and premiums(2)			(21)
Total long-term debt, net of current maturities			$2,384
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

Term Loan Facilities and Revolving Credit Facility

Following the Spin-Off, Perspecta obtained financing under secured credit facilities, consisting of (1) new senior secured term loan credit facilities in an aggregate principal amount of $2.0 billion (the “Term Loan A Facilities”) and $500 million (the “Term Loan B Facility”), net of $34 million of debt issuance costs and (2) a senior secured revolving credit facility in an aggregate principal amount of $600 million (the “Revolving Credit Facility,” and, together with the Term Loan A Facilities and Term Loan B Facility, the “Credit Facilities”), with $50 million initially drawn, net of $9 million of debt issuance costs. The Credit Facilities were in place and drawn upon at the closing of the Mergers on May 31, 2018. These Credit Facilities funded a $984 million cash distribution to DXC stockholders as a result of the Spin-Off, as well as $400 million for the cash consideration paid to Veritas Capital and approximately $1.0 billion repayment of existing Vencore debt. As of December 31, 2018, $600 million of available credit remained undrawn under the Revolving Credit Facility as the initial $50 million borrowing was repaid in June 2018.
The Credit Facilities contain negative covenants customary for financings of this type, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends or other restricted payments such as share repurchases; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; changes in fiscal year and limitations on conduct of business. The Credit Facilities also contain affirmative covenants and representations and warranties customary for financings of this type. Perspecta was in compliance with all applicable covenants as of December 31, 2018.

In addition, the Revolving Credit Facility and Term Loan A Facilities contain financial maintenance covenants requiring, as of the end of any fiscal quarter of Perspecta ending on or after September 30, 2018, (a) a ratio of consolidated total net debt to consolidated EBITDA not in excess of 4.50:1.00, stepping down to 3.75:1.00 no later than fiscal quarter ending December 31, 2019 and thereafter stepping up to 4.00:1.00 during the twelve-month period following the consummation of a permitted acquisition that involves consideration with a fair market value in excess of $100 million and (b) a ratio of consolidated EBITDA to interest expense of not less than 3.00:1.00. The Company was in compliance with these covenants at December 31, 2018.

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

On December 12, 2018, Perspecta entered into the First Amendment to its Credit Agreement dated May 31, 2018. The amendment includes a 25 basis point reduction in the interest rate applicable to the company's Term Loan A Facilities and drawn Revolving Credit Facility, and a 5 basis point reduction in the interest rate applicable to the company’s unused commitment fee with respect to the Revolving Credit Facility. The interest rate applicable for the company’s Term Loan B Facility remains unchanged. Further information can be found in the company's current report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2018.

Interest on the Company’s term loans is payable monthly or quarterly in arrears. The Company fully and unconditionally guaranteed term loans issued by its 100% owned subsidiaries. Interest on the Company’s senior notes is payable semi-annually in arrears. Generally, the Company’s notes are redeemable at the Company’s discretion at the then-applicable redemption prices plus accrued interest.
Expected maturities of long-term debt are as follows:

Fiscal Year	(in millions)
Remainder of fiscal year 2019	$22
2020	88
2021	88
2022	399
2023	88
Thereafter	1,799
Total	$2,484
Note 13 – Capital Leases

Property under capital leases is comprised primarily of computers and related equipment. Capital lease assets included in the Balance Sheets were $346 million and $274 million as of December 31, 2018 and March 31, 2018, respectively. Accumulated depreciation on the property under capital leases was $99 million and $57 million as of December 31, 2018 and March 31, 2018, respectively.

Depreciation expense for capital lease assets was $29 million and $21 million for the three months ended December 31, 2018 and December 31, 2017, respectively. Depreciation expense for capital lease assets was $76 million and $51 million for the nine months ended December 31, 2018 and December 31, 2017, respectively.

Capital lease obligations primarily consist of contractual arrangements with HPE’s wholly-owned leasing subsidiary (“HPE Financial Services”). Capital lease obligations included in the Balance Sheets were $289 million and $304 million as of December 31, 2018 and March 31, 2018, respectively. Interest expense on capital lease obligations was $5 million and zero for the three months ended December 31, 2018 and December 31, 2017, respectively. Interest expense on capital lease obligations was $14 million and $7 million for the nine months ended December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018, future minimum lease payments required to be made under capital leases were as follows:

Fiscal Year	(in millions)
Remainder of fiscal year 2019	$51
2020	127
2021	79
2022	47
2023	12
Thereafter	1
Total minimum lease payments	317
Less: Amount representing interest and executory costs	28
Present value of net minimum lease payments	289
Less: Current capital lease liability	140
Non-current capital lease liability	$149
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

Defined Benefit Plans
As a result of the Mergers, the Company now sponsors defined benefit pension and post-retirement medical benefit plans for the benefit of eligible employees acquired in the Mergers. At the date of the Mergers, the net projected benefit obligations and assets were $489 million and $419 million, respectively, of which $7 million was recorded in other assets and $77 million in other long-term liabilities. The Company did not contribute to the defined benefit pension and other post-retirement benefit plans during the three and nine months ended December 31, 2018, and does not expect to contribute during the remainder of fiscal year 2019.
The components of net periodic pension expense (benefit) were:

	Three Months Ended	Nine Months Ended
(in millions)	December 31, 2018	December 31, 2018
Service cost	$—	$—
Interest cost	5	11
Expected return on assets	(8)	(17)
Net periodic pension benefit	$(3)	$(6)
The weighted-average rates used to determine the benefit obligation and net periodic pension cost were:

Rate
Benefit obligation:
Discount rate	4.3%
Rate of increase in compensation levels	—%
Net periodic pension cost:
Discount rate	4.3%
Expected long-term rates of return on assets	7.3%
Rates of increase in compensation levels	—%

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in the Internal Revenue Code of 1986 (the “Code”) Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company’s Balance Sheets, amounted to $3 million as of December 31, 2018.

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
Certain management and highly-compensated employees are eligible to defer all, or a portion of, their regular salaries that exceed the limitation set forth in Section 401(a)(17) of the Code and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company’s Balance Sheets, amounted to $10 million as of December 31, 2018.

On October 9, 2018, Perspecta’s Board of Directors, upon the recommendation of its Human Resources and Compensation Committee, adopted a framework for a new, Company-sponsored nonqualified deferred compensation plan (the “Plan”), to replace the existing deferred compensation plans described above. The Plan became effective January 1, 2019.

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

Below is a brief description of the terms and conditions of the Plan. At December 31, 2018, there were no amounts payable to any named executive officer or director under the Plan.

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

Note 15 – Income Taxes

The Company’s effective tax rate (“ETR”) was approximately 21% and 27% for the three and nine months ended December 31, 2018, respectively, as compared to an estimated (131)% and (8)% for the three and nine months ended December 31, 2017, which was presented on a carve-out basis. The increase in the ETR for the three and nine months ended December 31, 2018 compared to the same periods in the prior year, was primarily driven by the revaluation of deferred tax items and the initial impacts of the Tax Cuts and Jobs Act of 2017 by the predecessor parent company tax groups that were recorded in prior periods, partially offset by the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

Under SEC staff issued Staff Accounting Bulletin No 118, the Company made reasonable estimates and recorded provisional amounts during the Company’s fiscal year ending March 31, 2018. The Company has not made any adjustments during the nine months ended December 31, 2018 to the provisional amounts recorded. As of December 31, 2018, we have completed the accounting for all the impacts of the Tax Act. DXC is still in the process of calculating return to provision adjustments for USPS for tax years ending prior to the enactment of the Tax Act. The Company will recognize the return to provision adjustments in the period in which they are finalized and provided by the former parent.
The Tax Matters Agreement entered into with DXC in connection with the Spin-Off (the “TMA”) states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. Except for Vencore HC and KeyPoint HC, the Company is generally only responsible for tax assessments, penalties and interest allocable to periods (or portions of periods) related to USPS beginning after the Spin-Off and Mergers. The Company has income tax refunds receivable from the Internal Revenue Service (“IRS”) and various state tax authorities of approximately $33 million at December 31, 2018, for which it must remit to DXC under the TMA and has a corresponding payable. These amounts are included in other receivables and the related indemnification is included in accrued expenses and other current liabilities. During the third quarter, Perspecta received a refund of $72 million that included interest in excess of the initial receivable amount. The corresponding TMA indemnification payable was adjusted for the additional interest, which was then immediately paid to DXC during the quarter.

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

Note 16 – Related Party Transactions

Corporate Allocations

The Statements of Operations include an allocation of general corporate expenses from Parent for certain management and support functions that are provided on a centralized basis within Parent. These management and support functions include, but are not limited to, executive management, finance, legal, IT, employee benefits administration, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. These allocations were $24 million for the period from April 1 to May 31, 2018, $34 million for the three months ended December 31, 2017, and $118 million for the nine months ended December 31, 2017, and they are recorded within costs of services and selling, general and administrative in the Statements of Operations.

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

Cash Dividends

During the nine months ended December 31, 2018, the Board of Directors declared cash dividends to our stockholders of approximately $25 million in the aggregate, of which $17 million had been paid as of December 31, 2018 and $8 million of which was paid on January 15, 2019.

On February 13, 2019, the Board of Directors declared a dividend of $0.05 per share payable on April 16, 2019 to common stockholders of record at the close of business on March 27, 2019.

Share Repurchase Program

On June 1, 2018, the Board of Directors authorized up to $400 million for future repurchases of outstanding shares of Perspecta’s common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. During the three and nine months ended December 31, 2018, the Company repurchased 967,240 shares and 1,890,428 shares of its common stock for aggregate cost of $21 million and $44 million, respectively, of which less than $1 million was settled subsequent to the end of the third quarter. The shares are reported as treasury stock at cost. The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The total remaining authorization for future common share repurchases under the share repurchase program was $356 million as of December 31, 2018.

Stock-based Compensation
The Company recognized $4 million and $7 million in stock-based compensation expense during the three and nine months ended December 31, 2018, respectively. During the nine months ended December 31, 2018, the Company granted approximately 939,000 RSUs and approximately 521,000 performance-vested restricted stock units (“PSUs”). The RSUs granted included approximately 140,000 granted to key executives in connection with the Spin-Off and Mergers and approximately 63,000 granted to the Board of Directors according to Perspecta Board of Directors’ annual compensation plan. The RSUs and PSUs are valued using the closing price on the trading day of the grant. The weighted average grant date fair value of the RSUs and PSUs granted during the nine months ended December 31, 2018 was $24.40.

Note 18 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017
Cash paid for:
Interest(1)	$84	$7
Taxes on income, net of refunds	$25	$58

Non-cash activities:
Investing:
Equipment acquired through capital lease obligations	$104	$117
Financing:
Dividends declared but not yet paid	$8	$—
Stock issued for the acquisition of Vencore	$578	$—
(1) Interest paid for the nine months ended December 31, 2017 was for capital lease obligations.

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

Segment Measures
The following table summarizes operating results regularly provided to the chief operating decision maker by reportable segment and a reconciliation to the financial statements:

(in millions)	Defense and Intelligence	Civilian and Health Care	Total Reportable Segments
Three Months Ended December 31, 2018
Revenue	$709	$366	$1,075
Segment profit	$85	$26	$111
Depreciation and amortization(1)	$34	$42	$76

Three Months Ended December 31, 2017
Revenue	$374	$348	$722
Segment profit	$31	$48	$79
Depreciation and amortization(1)	$21	$25	$46
(1) Depreciation and amortization as presented includes amortization of acquired intangible assets of $37 million and $17 million for the three months ended December 31, 2018 and December 31, 2017, respectively.

(in millions)	Defense and Intelligence	Civilian and Health Care	Total Reportable Segments
Nine Months Ended December 31, 2018
Revenue	$1,848	$1,088	$2,936
Segment profit	$181	$94	$275
Depreciation and amortization(2)	$98	$116	$214

Nine Months Ended December 31, 2017
Revenue	$1,051	$1,053	$2,104
Segment profit	$81	$147	$228
Depreciation and amortization(2)	$54	$62	$116
(2) Depreciation and amortization as presented includes amortization of acquired intangible assets of $98 million and $52 million for the nine months ended December 31, 2018 and December 31, 2017, respectively.
Reconciliation of Reportable Segment Profit to Consolidated Income Before Taxes

The Company’s management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenue less segment cost of services, selling, general and administrative, and depreciation and amortization. The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, pension and OPEB net periodic pension cost, certain nonrecoverable restructuring costs, transaction and integration-related costs.

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Total profit for reportable segments	$111	$79	$275	$228
Less:
Stock-based compensation	4	4	7	4
Restructuring costs	1	3	1	10
Separation and integration-related costs	19	27	84	44
Interest expense, net	37	—	84	7
Other unallocated, net	2	—	(26)	—
Income before taxes	$48	$45	$125	$163

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Note 20 – Commitments and Contingencies

The Company is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, employment, employee benefits and environmental matters, which arise in the ordinary course of business. The SDA includes provisions that allocate liability and financial responsibility for litigation involving DXC and the Company, as well as providing for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. In addition, as part of the SDA, DXC and the Company have agreed to cooperate with each other in managing litigation that relates to both parties’ businesses. The SDA also contains provisions that allocate liability and financial responsibility for such litigation relating to both parties’ businesses. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. The Company believes it has recorded adequate provisions for any such matters and, as of December 31, 2018, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

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

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise Company (“HPE”) alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On January 30, 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by certain named and opt-in plaintiffs who had signed releases as part of their WFR packages. On September 20, 2017, the Court denied the partial motion to dismiss without prejudice, but granted defendants’ motions to compel arbitration for those named and opt-in plaintiffs. The American Arbitration Association, which was designated to manage the arbitration process, selected a single arbitrator to conduct the proceedings. Pursuant to the release agreements, mediation is a precondition to arbitration. A mediation was held on October 4-5, 2018, and a settlement reached with all 16 named and opt-in plaintiffs who were compelled to arbitrate. The settlement has been completed. The case remains stayed with respect to other putative class members. Former business units of HPE now owned by the Company will be proportionately liable for any recovery by plaintiffs in this matter.

In addition to the matters noted above, the Company is currently subject in the normal course of business to various claims and contingencies arising from, among other things, disputes with customers, vendors, employees, contract counter parties and other parties, as well as securities matters, environmental matters, matters concerning the licensing and use of intellectual property, and inquiries and investigations by regulatory authorities and government agencies. Some of these disputes involve or may involve litigation. The financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. The Company consults with outside legal counsel on issues related to litigation and regulatory compliance and seeks input from other experts and advisors with respect to matters in the ordinary course of business. Although the outcome of these and other matters cannot be predicted with certainty, and the impact of the final resolution of these and other matters on the Company’s results of operations in a particular subsequent reporting period could be material and adverse, management does not believe based on information currently available to the Company, that the resolution of any of the matters currently pending against the Company will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due. Unless otherwise noted, the Company is unable to determine at this time a reasonable estimate of a possible loss or range of losses associated with the foregoing disclosed contingent matters.

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies, which are cash collateralized. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The Company’s stand-by letters of credit outstanding were less than $1 million as of December 31, 2018. As of December 31, 2018, the Company had $36 million in outstanding surety bonds, of which $2 million expire in fiscal year 2019 and $34 million expire in fiscal year 2020.

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
As of December 31, 2018, future minimum operating lease commitments were as follows:

Fiscal Year (in millions)	Real Estate	Equipment
Remainder of fiscal year 2019	$11	$5
2020	42	17
2021	33	6
2022	20	—
2023	15	—
Thereafter	11	—
Minimum fixed rentals	132	28
Less: Sublease rental income	(3)	—
Totals	$129	$28
Note 21 – Subsequent Events

On February 13, 2019, the Board of Directors declared a dividend of $0.05 per share payable on April 16, 2019 to common stockholders of record at the close of business on March 27, 2019.

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties. Our public filings may be accessed through our investor relations website, https://investors.perspecta.com, or through the website maintained by the SEC at https://www.sec.gov.

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

Perspecta was formed on May 31, 2018, when DXC completed the Spin-Off and Mergers. Following the completion of the Spin-Off and Mergers, Perspecta, a Nevada corporation, became a publicly traded company. Perspecta’s common stock began trading under the ticker symbol “PRSP” on the New York Stock Exchange on June 1, 2018. The financial results of Perspecta as of and for the three and nine months ended December 31, 2017, are based upon the historical results of USPS and do not give effect to the Mergers. See Note 1 – “Overview and Basis of Presentation” to the Financial Statements for additional details.

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of Perspecta’s results of operations and cash flows for the three and nine months ended December 31, 2018. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying Notes.

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

Backlog
Since our adoption of Accounting Standards Update 2014-09, ASC 606 on April 1, 2018, revenue from remaining unsatisfied performance obligations is now calculated as the dollar value of our remaining performance obligations on executed contracts. As of December 31, 2018, approximately $3.2 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on these remaining performance obligations within approximately twelve months.

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

The estimated value of our TCV backlog was as follows:

As of
(in millions)	December 31, 2018
Funded backlog	$2,244
Unfunded backlog	8,186
Total contract value backlog	$10,430

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

Selected financial information is presented in the table below:

	Three Months Ended
(in millions, except per-share amounts)	December 31, 2018	December 31, 2017	Change	Percentage Change
Revenue	$1,075	$722	$353	49%
Total costs and expenses	1,027	677	350	52%
Income before income taxes	48	45	3	7%
Income tax expense (benefit)	10	(59)	69	(117)%
Net income	$38	$104	$(66)	(63)%

Diluted earnings per share	$0.23	$0.73

	Nine Months Ended
(in millions, except per-share amounts)	December 31, 2018	December 31, 2017	Change	Percentage Change
Revenue	$2,936	$2,104	$832	40%
Total costs and expenses	2,811	1,941	870	45%
Income before income taxes	125	163	(38)	(23)%
Income tax expense (benefit)	34	(13)	47	(362)%
Net income	$91	$176	$(85)	(48)%

Diluted earnings per share	$0.55	$1.24

Revenue

Revenue for the three and nine months ended December 31, 2018 and December 31, 2017 were:

	Three Months Ended
(in millions)	December 31, 2018	December 31, 2017	Change	Percentage Change
Defense and Intelligence	$709	$374	$335	90%
Civilian and Health Care	366	348	18	5%
Total	$1,075	$722	$353	49%

	Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	Change	Percentage Change
Defense and Intelligence	$1,848	$1,051	$797	76%
Civilian and Health Care	1,088	1,053	35	3%
Total	$2,936	$2,104	$832	40%

Defense and Intelligence Segment

Our Defense and Intelligence segment revenue during the three months ended December 31, 2018 increased by $335 million or 90% as compared to the same fiscal period in the prior year. The revenue growth is driven by $352 million attributed to the revenue acquired in the Mergers, growth in new contracts and increases in scope on existing contracts across multiple programs, partially offset by a net decrease of $17 million related to the divestiture of a contract due to organizational conflict of interest, decreases in scope and completed contracts.

Our Defense and Intelligence segment revenue during the nine months ended December 31, 2018 increased by $797 million or 76% as compared to the same fiscal period in the prior year. The revenue growth is driven by $817 million attributed to the revenue acquired in the Mergers and growth across multiple programs, partially offset by a net decrease of $20 million related to the divestiture of a contract due to organizational conflict of interest and changes in scope and task order completions.

For the three and nine months ended December 31, 2018, Defense and Intelligence contract awards were $1.4 billion and $3.5 billion, respectively.

Civilian and Health Care Segment

For the three months ended December 31, 2018, our Civilian and Health Care segment revenue increased by $18 million or 5% as compared to the same fiscal period in the prior year. The increase is primarily due to $18 million of revenue acquired in the Mergers.

For the nine months ended December 31, 2018, our Civilian and Health Care segment revenue increased by $35 million or 3% as compared to the same fiscal period in the prior year. The increase is primarily due to $43 million of revenue acquired in the Mergers and new and increased scope on existing contracts, partially offset by decreases in contract scope and contract completions.

For the three and nine months ended December 31, 2018, Civilian and Health Care contract awards were $326 million and $2.0 billion, respectively.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended		Percentage of Revenue
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	Change	Percentage Change
Costs of services (excludes depreciation and amortization and restructuring costs)	$816	$550	76%	76%	$266	48%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	76	51	7%	7%	25	49%
Depreciation and amortization	76	46	7%	6%	30	65%
Restructuring costs	1	3	—%	—%	(2)	(67)%
Separation and integration-related costs	19	27	2%	4%	(8)	(30)%
Interest expense, net	37	—	3%	—%	37	NM
Other expense (income), net	2	—	—%	—%	2	NM
Total costs and expenses	$1,027	$677	96%	94%	$350	52%

	Nine Months Ended		Percentage of Revenue
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	Change	Percentage Change
Costs of services (excludes depreciation and amortization and restructuring costs)	$2,226	$1,632	76%	78%	$594	36%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	226	132	8%	6%	94	71%
Depreciation and amortization	214	116	7%	6%	98	84%
Restructuring costs	3	10	—%	—%	(7)	(70)%
Separation and integration-related costs	84	44	3%	2%	40	91%
Interest expense, net	84	7	3%	—%	77	1,100%
Other expense (income), net	(26)	—	(1)%	—%	(26)	NM
Total costs and expenses	$2,811	$1,941	96%	92%	$870	45%

Costs of Services

For the three and nine months ended December 31, 2018, costs of services as a percentage of revenue was 76% and 76%, respectively, as compared to 76% and 78% for the same periods of the prior year due to continued focus on cost discipline and program management on our fixed-price portfolio. We expect that over the long-term contract mix will continue to move in the direction of fixed price.

Selling, General, and Administrative

Selling, general, and administrative expense excluding depreciation and amortization and restructuring costs (“SG&A”) was $76 million and $226 million for the three and nine months ended December 31, 2018, respectively, as compared to $51 million and $132 million in the same periods of the prior year. SG&A as a percentage of revenue was 7% and 8% for the three and nine months ended December 31, 2018, respectively, as compared to 7% and 6% for the comparable periods of the prior year.

Depreciation and Amortization

Depreciation and amortization expense (“D&A”) was $76 million for the three months ended December 31, 2018, as compared to $46 million in the same period in the prior year. The increase of $30 million in D&A expense was attributed to the acquired property and equipment and intangible assets associated with the Mergers. Excluding the D&A associated with the Mergers, D&A was consistent period over period.

D&A was $214 million for the nine months ended December 31, 2018, as compared to $116 million in the same period in the prior year. The increase of $98 million in D&A expense was attributed to the acquired property and equipment and intangible assets associated with the Mergers. Excluding the D&A associated with the Mergers, D&A was consistent period over period.

Interest Expense, Net

Interest expense, net for the three and nine months ended December 31, 2018 was $37 million and $84 million, respectively, as compared to zero and $7 million during the same periods of the prior fiscal year. The increase of $37 million and $77 million in interest expense, respectively, was primarily due to the Credit Facilities (as defined in Note 12 – “Debt” to the Financial Statements), resulting in total indebtedness of approximately $2.5 billion as of December 31, 2018.

Other Expense (Income), Net

Other expense (income), net comprises certain components of the net periodic pension cost for defined benefit pension plans, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses. The $26 million increase in other income, net for the nine months ended December 31, 2018 as compared to the same period of the prior year was primarily due to the May 2018 sale of a contract to eliminate an organizational conflict of interest that could have resulted from the Mergers.

Taxes

Our income tax expense (benefit) was $10 million and $34 million for the three and nine months ended December 31, 2018, respectively, as compared to $(59) million and $(13) million in the same periods of the prior year that was presented on a carve-out basis. The effective tax rate was 21% and 27% for the three and nine months ended December 31, 2018, respectively, as compared to (131)% and (8)% for the three and nine months ended December 31, 2017, presented on a carve-out basis. The increase in the ETR for the three and nine months ended December 31, 2018 compared to the same periods in the prior year, was primarily driven by the revaluation of deferred tax items and the initial impacts of the Tax Act by the predecessor parent company tax groups that were recorded in prior periods, partially offset by the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

Liquidity and Capital Resources

Following the Spin-Off and Mergers, existing cash and cash equivalents and cash generated by operations continue to be our primary sources of liquidity, as well as available borrowings under our Revolving Credit Facility (as defined in Note 12 – “Debt” to the Financial Statements) and sales of receivables under a U.S. federal government obligor receivables purchase facility established pursuant to the MARPA Facility (as discussed in Note 7 – “Sale of Receivables”).

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
Upon completion of the Spin-Off on May 31, 2018, we (1) closed on financing of an aggregate of $2.0 billion under our Term Loan A Facilities and $500 million under our the Term Loan B Facility, net of $34 million of debt issuance costs, and (2) drew $50 million in borrowings under our Revolving Credit Facility, net of $9 million of debt issuance costs. Proceeds were used by Perspecta to pay a distribution of approximately $984 million in cash to DXC and to pay transaction costs associated with the Spin-Off and Mergers. Proceeds also funded the $400 million cash consideration paid to Veritas Capital for the Mergers and approximately $1.0 billion repayment of existing Vencore HC and KGS HC debt.

In July 2017, the Financial Conduct Authority (the authority that regulates the London Interbank Offered Rate, or “LIBOR”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.
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

See Note 20 – “Commitments and Contingencies” to the Financial Statements for discussion of general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below:

As of
(in millions)	December 31, 2018
Cash and cash equivalents	$100
Available borrowings under our Revolving Credit Facility	600
Total liquidity	$700

Cash and Cash Equivalents and Cash Flows

As of December 31, 2018, our cash and cash equivalents were $100 million. Cash and cash equivalents increased $100 million primarily because our cash and cash equivalents are no longer attributed to our former Parent, and also due to the Mergers.

The following table summarizes our cash flow activity:

	Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	Change
Net cash provided by operating activities	$294	$347	$(53)
Net cash used in investing activities	(1,300)	(17)	(1,283)
Net cash provided by (used in) financing activities	1,115	(330)	1,445
Net increase in cash and cash equivalents, including restricted	109	—	109
Cash and cash equivalents, including restricted, at beginning of period	—	—	—
Cash and cash equivalents, including restricted, at end of period	109	—	109
Less restricted cash and cash equivalents included in prepaid expenses and other current assets	9	—	9
Cash and cash equivalents at end of period	$100	$—	$100

Net cash provided by operating activities during the nine months ended December 31, 2018 was $294 million, as compared to $347 million during the comparable period of the prior fiscal year. The decrease of $53 million included movements in working capital of $75 million partially offset by a $22 million increase in net income adjusted for non-cash items.
Net cash used in investing activities during the nine months ended December 31, 2018 was $1.3 billion, as compared to $17 million during the comparable period of the prior fiscal year. The increase of $1.3 billion was predominately due to acquisitions of $312 million and payments of acquired debt of $994 million in the nine months ended December 31, 2018, as compared to no cash paid for acquisitions or acquired debt in the comparable period of the prior fiscal year.
Net cash provided by financing activities during the nine months ended December 31, 2018 was $1.1 billion, as compared to net cash used in financing activities of $330 million during the comparable period of the prior fiscal year. The increase in cash from financing activities of $1.4 billion was primarily due to issuance of long-term debt of $2.5 billion in connection with the Spin-Off and Mergers, partially offset by net transfers to Parent prior to the Spin-Off.
Capital Resources

The following table summarizes our total debt:

	As of
(in millions)	December 31, 2018	March 31, 2018
Short-term debt and current maturities of long-term debt	$79	$—
Long-term debt, net of current maturities	2,384	—
Total debt	$2,463	$—

The $2.5 billion increase in total debt as of December 31, 2018, as compared to total debt as of March 31, 2018, was primarily attributed to the Credit Facilities obtained to fund the Spin-Off and Mergers.

As discussed above, on May 31, 2018, we closed on financing of approximately $2.6 billion, of which $50 million related to amounts drawn on the Revolving Credit Facility. During the nine months ended December 31, 2018, we repaid $132 million of debt, including $82 million in term loans, of which $38 million was a voluntary repayment, and the $50 million Revolving Credit Facility balance. At December 31, 2018, our $600 million Revolving Credit Facility remains unused.

We were in compliance with all financial covenants associated with our borrowings as of December 31, 2018. For more information on our debt, see Note 12 – “Debt” to the Financial Statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	December 31, 2018	March 31, 2018
Total debt and capital leases	$2,752	$304
Cash and cash equivalents	100	—
Net debt(1)	$2,652	$304

Total debt and capital leases	$2,752	$304
Equity	2,197	2,729
Total capitalization	$4,949	$3,033

Debt-to-total capitalization	56%	10%
Net debt-to-total capitalization(1)	54%	10%
(1) Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The increase in our total capitalization as of December 31, 2018, as compared to total debt as of March 31, 2018, was primarily due to a $2.3 billion increase in net debt, partially offset by a $532 million decrease in equity, which were primarily a result of the effects of the Spin-Off and Mergers.

Interest Rate Swaps

We use interest rate swaps to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with our floating interest rate debt. The interest rate swaps effectively convert our floating interest rate debt into fixed interest rate debt. Each swap agreement is designated as a cash flow hedge. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR. At December 31, 2018, one-month LIBOR was 2.34%. The net receipt or payment from the interest rate swap agreements is included in the Statements of Operations as interest expense.

The following table summarizes our interest rate swaps at December 31, 2018:

Inception	Maturity	Notional Amount (in millions)	Weighted- Average Interest Rate Paid
May 2018	May 2021	$400	2.57%
May 2018	May 2022	500	2.61%
October 2018	October 2022	200	2.92%
May 2018	May 2023	500	2.68%
Total / Weighted-average interest rate		$1,600	2.66%

Share Repurchases

On June 1, 2018, Perspecta’s Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. During the three and nine months ended December 31, 2018, 967,240 shares and 1,890,428 shares were purchased at an aggregate cost of $21 million and $44 million, respectively, of which less than $1 million was settled subsequent to the end of the third quarter, and are reported as treasury stock at cost.

Dividends

During the nine months ended December 31, 2018, the Board of Directors declared cash dividends to our stockholders of approximately $25 million in the aggregate, of which $17 million had been paid as of December 31, 2018 and $8 million of which was paid on January 15, 2019.

On February 13, 2019, the Board of Directors declared a dividend of $0.05 per share payable on April 16, 2019 to common stockholders of record at the close of business on March 27, 2019.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the MARPA Facility and financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our Balance Sheets.

At midnight on December 22, 2018, a partial government shutdown began, resulting in a Facility Suspension Event under the terms of the MARPA. As a result, the company was unable to sell new receivables at the end of December, impacting cash flow and liquidity by $12 million. In January, the Purchasers (as defined in the MARPA Facility) and the Company agreed to resume receivables sales under the MARPA for approved obligors (government agencies) who had funding in place, despite the government shutdown. Effective late January 2019, the government shutdown ended and the Company resumed normal receivables sales for all approved obligors.

Except as discussed above, there have been no material changes to our off-balance sheet arrangements reported under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended March 31, 2018, other than as disclosed below and in Note 7 – “Sale of Receivables” and Note 20 – “Commitments and Contingencies” to the Financial Statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

Perspecta’s contractual obligations have materially changed since March 31, 2018, as a result of the Spin-Off and Mergers. Significant increases in debt included $2.4 billion in term loans and $78 million associated with the senior secured notes assumed (the “EDS Notes”). See Note 12 – “Debt” to the Financial Statements for further information.

The increases in capital lease obligations, future minimum operating lease liabilities and purchase obligations primarily increased from March 31, 2018 to December 31, 2018 as a result of the Spin-Off and Mergers. The following table summarizes our contractual obligations as of December 31, 2018:

(in millions)	Remainder of Fiscal Year 2019	Fiscal Year 2020 - 2021	Fiscal Year 2022 - 2023	Thereafter	Total
Debt(1)	$22	$176	$487	$1,799	$2,484
Capitalized lease liabilities(2)	51	206	59	1	317
Operating leases	16	98	35	11	160
Purchase obligations(3)	65	71	—	—	136
Interest payments(4)	28	226	187	90	531
Totals(5)(6)	$182	$777	$768	$1,901	$3,628
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

Our exposure to financial risk from changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest expense and to manage our exposure related to interest rate movements. Net of the benefit from our interest-rate derivatives, a hypothetical 1% increase in interest rates would increase the interest expense incurred under our senior secured loan facilities by approximately $8 million over the next 12 months, and would likewise decrease our net income and cash flows. We have not entered into any hedging transactions for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit to the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As part of our ongoing integration activities related to the Spin-Off and Mergers, we continue to evaluate our internal controls and procedures in the acquired businesses and to adjust and augment our company-wide controls to reflect the risks inherent in these acquisitions during the quarter ended December 31, 2018. See Note 4 – “Acquisitions” to the Financial Statements for further information.

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
U.S. government shutdowns due to a failure by elected officials to fully fund the government (such as the federal government shutdown in 2013 and the recent partial shutdown in December 2018 and January 2019, which could occur again), or weather-related closures in the Washington, D.C. area (such as that which occurred in the winter of 2016) and other potential delays in the appropriations process;

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

A delay in the completion of the U.S. federal government’s budget process and statutory debt limit could have a material adverse effect on our revenue and operating results.

On an annual basis, the U.S. Congress must approve budgets that govern spending by each of the federal agencies we support. When the U.S. Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, the U.S. Congress typically enacts a continuing resolution. A continuing resolution allows U.S. federal government agencies to operate at spending levels approved in the previous budget cycle. Under a continuing resolution, funding may not be available for new projects. In addition, when U.S. federal government agencies operate on the basis of a continuing resolution, they may delay funding we expect to receive on contracts we are already performing. Any such delays would likely result in new business initiatives being delayed or canceled and could have a material adverse effect on our revenue, cash flows and operating results. Furthermore, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a U.S. federal government shutdown, such as the recent shutdown in December 2018 and January 2019. Finally, while the U.S. Congress may pass a continuing resolution, similar to the continuing resolution passed in January 2019, it is possible no agreement on the annual budget may be reached and the U.S. government could shutdown again following the expiration of the continuing resolution that acted largely as a stopgap measure. A shutdown may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key programs, which could have a material adverse effect on our revenue, cash flows and operating results.

In July 2017, the Treasury Department determined that the federal government would exceed the statutory debt limit set by law in October 2015 at the end of September 2017. The Treasury Department also determined that at that time it would have exhausted all financing options and would no longer be able to pay for all federal obligations. When the debt limit is exceeded, some federal payments to creditors, vendors, contractors, state and local governments, beneficiaries, and other entities would either be delayed or limited. These delays in payments would, in effect, be borrowings from contractors such as us, and would create a backlog of unpaid bills until the government collects more revenue or other sources of cash than its outlays. In some cases, delaying federal payments incurs interest penalties under some statutes such as the Prompt Payment Act, which directs the government to pay interest penalties to contractors if it does not pay them by the required payment date. Were there to be a delay in paying for all federal obligations, it is expected that this would result in significant economic and financial consequences that may have a lasting impact on federal programs and the federal government’s ability to borrow in the future. To mitigate the possibility of these events from happening, on September 8, 2017 Congress passed and the president signed into law legislation that suspended the debt limit until December 8, 2017. Once that suspension lapsed, the Secretary of the Treasury invoked authorities to employ extraordinary measures, which were estimated to last until sometime in late March or early April 2018. With the passage of the Bipartisan Budget Act of 2018, however, the debt limit was suspended through March 1, 2019 to allow the government to borrow whatever it needs through that time to fully finance government operations. Failure by Congress to address the debt limit prior to March 2019 could result in delayed or limited payments to creditors, vendors, contractors, state and local governments and other entities, which could have a material adverse effect on our revenue and operating results.

A delay in the completion of the U.S. federal government’s budget process could constitute a facility suspension event under our receivables sales facility, which could result in termination of the MARPA and have a material adverse effect on our financial condition and results of operations.

Pursuant to the terms of the MARPA, a failure of the U.S. Congress to pass legislation funding U.S. Government operations in whole or in part affecting Approved Obligators (as defined in the MARPA), or the failure of such legislation to become law constitutes a “Facility Suspension Event” entitling the administrative agent to exercise various rights and remedies under the MARPA, including, without limitation, the right to terminate the administrative agent’s commitments under the MARPA Facility. Such an event could cause either a termination of the MARPA Facility, resulting in, among other things, the Company having to immediately repurchase all previously sold receivables; or a protracted suspension of the commitments under the MARPA Facility, causing the suspension of new receivables sales, resulting in the MARPA Facility outstanding balance running off over time. Any of these outcomes could materially reduce the Company’s liquidity and increase the Company’s debt and interest expense.

Except as noted above, there are no material changes from the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended December 31, 2018.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On June 1, 2018, our Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. The following table provides information on a monthly basis for the quarter ended December 31, 2018 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
October 1, 2018 to October 31, 2018	277,832	$25.08	277,832	$371
November 1, 2018 to November 30, 2018	575,976	$21.34	575,976	$358
December 1, 2018 to December 31, 2018	113,432	$17.48	113,432	$356
Total	967,240	$21.96	967,240

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
First Amendment to Credit Agreement dated as of December 12, 2018 by and among Perspecta Inc.; the Guarantors party thereto; the Lenders party thereto; MUFG Bank, Ltd. as Administrative Agent; the Replacement Tranche A1 Lenders (as defined therein), the Replacement Tranche A2 Lenders (as defined therein) and the Replacement Revolving Lenders (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (filed December 18, 2018) (file no. 001-38395)

10.2	The Perspecta Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed December 28, 2018) (file no. 333-229088)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1*	Section 906 Certification of the Chief Executive Officer
32.2*	Section 906 Certification of the Chief Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

* Furnished, not filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perspecta Inc.

Dated:	February 13, 2019	By:	/s/ William G. Luebke
		Name:	William G. Luebke
		Title:	Senior Vice President, Principal Accounting Officer and Controller