Form 10-K
period 2019-03-31
Perspecta Inc.
filed 2019-06-06
CIK 1724670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission File Number: 001-38033

PERSPECTA INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-3141520
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
15052 Conference Center Drive, Chantilly, Virginia	20151
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (571) 313-6000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PRSP	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Perspecta’s voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, which was September 30, 2018, was approximately $3.6 billion.

162,729,752 shares of common stock, par value $0.01 per share, were outstanding as of May 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Perspecta’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended March 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, prospects, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•	any issue that compromises our relationships with the U.S. federal government, or any state or local governments, or damages our professional reputation;

•	changes in the U.S. federal, state and local governments’ spending and mission priorities that shift expenditures away from agencies or programs that we support;

•	any delay in completion of the U.S. federal government’s budget process;

•	failure to comply with numerous laws, regulations and rules, including regarding procurement, anti-bribery and organizational conflicts of interest;

•	failure by us or our employees to obtain and maintain necessary security clearances or certifications;

•	our ability to compete effectively in the competitive bidding process and delays, contract terminations or cancellations caused by competitors’ protests of major contract awards received by us;

•	our ability to accurately estimate or otherwise recover expenses, time and resources for our contracts;

•
problems or delays in the development, delivery and transition of new products and services or the enhancement of existing products and services to meet customer needs and respond to emerging technological trends;

•	failure of third parties to deliver on commitments under contracts with us;

•	misconduct or other improper activities from our employees or subcontractors;

•	delays, terminations or cancellations of our major contract awards, including as a result of our competitors protesting such awards;

•	failure of our internal control over financial reporting to detect fraud or other issues;

•	failure or disruptions to our systems, due to cyber-attack, service interruptions or other security threats;

•	failure to be awarded task orders under our indefinite delivery/indefinite quantity (“ID/IQ”) contracts;

•	changes in government procurement, contract or other practices or the adoption by the government of new laws, rules and regulations in a manner adverse to us; and

•	the other factors described in “Risk Factors” in this Annual Report on Form 10-K.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in other information we publicly disclose from time to time. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

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

Throughout this Annual Report on Form 10-K, we refer to Perspecta Inc., together with our consolidated or combined subsidiaries, as “we,” “us,” “our,” “Perspecta,” or the “Company.” All references to “Vencore” are to our legacy companies Vencore Holding Corp. (“Vencore HC”), KGS Holding Corp. (“KGS HC”) and their respective subsidiaries on a combined basis for the period prior to May 31, 2018, the date they were acquired by Perspecta. The term “Parent” refers to Hewlett-Packard Company, now known as HP Inc. (“HPI”) for the period prior to October 31, 2015, to Hewlett Packard Enterprise Company (“HPE”) for the period of November 1, 2015 to March 31, 2017, and to DXC Technology Company (“DXC”) for

the period from April 1, 2017 to May 31, 2018. We also refer throughout to (1) the Consolidated Combined Financial Statements as the “Financial Statements,” (2) the Consolidated Combined Statements of Operations as the “Statements of Operations,” (3) the Consolidated Combined Statements of Comprehensive Income as the “Statements of Comprehensive Income,” (4) the Consolidated Combined Balance Sheets as the “Balance Sheets,” (5) the Consolidated Combined Statements of Cash Flows as the “Statements of Cash Flows” and (6) the Consolidated Combined Statements of Stockholders’ Equity as the “Statements of Stockholders’ Equity.” In addition, references throughout to numbered “Notes” refer to the numbered Notes to the Consolidated Combined Financial Statements that we include in the Financial Statements and Supplementary Data section of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

Perspecta is a leading provider of end-to-end enterprise information technology (“IT”), mission, and operations-related services across the United States (“U.S.”) federal government as well as to certain state and local government agencies.

Perspecta provides government customers with highly differentiated offerings and capabilities, offering compelling scale, a promising financial profile, an extensive intellectual property portfolio, and unparalleled knowledge in areas that are directly aligned with government priorities. Although newly formed, Perspecta has evolved from some of the most iconic firms in government services market with a proud legacy of service to customers for more than 50 years.

History and Development

On May 31, 2018, Perspecta Inc. became an independent company through the consummation of the spin-off of the DXC U.S. Public Sector (“USPS”) business (the “Spin-Off”), and mergers with Vencore HC and KGS HC (the “Mergers”). To effect the Spin-Off, DXC distributed all of the shares of Perspecta common stock on a pro rata basis to the record holders of DXC common stock (the “Distribution”). On June 1, 2018, Perspecta began trading on the New York Stock Exchange under the ticker symbol “PRSP.” Both Vencore HC and KGS HC were owned by affiliates of Veritas Capital Fund Management, L.L.C. (“Veritas Capital”), a leading private equity firm recognized for its in-depth knowledge and understanding of government and technology-enabled end markets. Veritas Capital has remained an investor in Perspecta.

Each of the three legacy companies that formed Perspecta has a rich heritage and a strong set of capabilities:

•
The USPS business of DXC dates back to 1962, when H. Ross Perot founded Electronic Data Systems Corporation (“EDS”), a pioneer in IT infrastructure, applications and business process outsourcing. EDS was acquired by Hewlett-Packard Company in 2008, and later merged into DXC in April 2017.

•
Vencore, Inc., now renamed Perspecta Engineering Services Inc. (“PES”), traces its roots back to General Electric Company's aerospace division, established in 1972 as The SI Organization Inc. (“The SI”) to enable the National Reconnaissance Office (“NRO”) to create a comprehensive, space-based national intelligence system. The SI was acquired by the predecessor of Lockheed Martin Corporation (“Lockheed Martin”), the Martin Marietta Corporation, in 1993 and sold to Veritas Capital in 2010. The SI rebranded as Vencore, Inc. after the acquisitions of Applied Communication Sciences in 2013 and QinetiQ North America Services and Solutions Group in 2014, which brought capabilities in applied research and technology solutions, agile software development for mission-critical systems, classified and commercial launch support, spacecraft engineering and enterprise IT.

•
The legacy of KeyPoint is Kroll Government Services, Inc. (“KGS”), which was founded in 1995 to provide investigative due diligence and independent investigation services for police departments. KGS expanded to investigative support services for federal security and border patrol agents for the Department of Homeland Security (“DHS”) in 2003 and the National Background Investigation Bureau in 2004. In 2009, Kroll Government Services was acquired by Veritas Capital and renamed KeyPoint Government Solutions, Inc., which remains the largest provider of background investigative services for the U.S. government.

Our Offerings

With offerings in mission services, digital transformation and enterprise operations, our team of over 14,000 engineers, analysts, investigators and architects create repeatable, differentiated solutions aligned to our customers' goals. Our end-

to-end portfolio of service offerings and solutions are supported by a strong engine of innovation in Perspecta Labs Inc. (“Perspecta Labs”), and a broad partner network. Our ten offering families consist of:

•
Application services. We develop, modernize, transform and manage customers’ enterprise application portfolios enabling a shift of IT spend from maintenance and operations to innovation. Our customers experience accelerated time-to-mission benefits by applying Agile/DevOps frameworks, accelerators, and other reusable components.

•
Analytics and data services. We offer an analytic services portfolio and robust partner ecosystem which enables our customers to gain rapid insights that accelerate their digital transformation journey and to make critical decisions to enable business and mission outcomes defensible with data-driven analysis.

•
Applied research. We deliver research, engineering, consulting and technology solutions that drive market innovation across government. Primary research areas include cybersecurity, cloud, quantum computing, network configuration and data analytics capabilities.

•
Cybersecurity. We bring transformative cyber expertise and mission-enabled solutions to the forefront of operations. Our security solutions predict attacks, proactively respond to threats, ensure compliance and protect data, applications, infrastructure and endpoints.

•
Cloud computing and infrastructure services. We help customers maximize their private cloud, public cloud and legacy infrastructure, in order to transform, optimize, and secure their hybrid environments.

•	Digital strategy and transformation. We accelerate customers’ digital transformation and business results through innovative approaches to transforming legacy technologies, processes and applications.

•
Digital workplace. We provide a user-focused digital workplace environment to enable government organizations to accomplish their missions with secure devices, productivity and collaboration tools, and workplace support.

•	Integrated Solutions. Our industry-specific solutions enable organizations to quickly integrate technology, transform their operations and develop new ways of doing business.

•
Investigative services. We provide identification and authentication validation to government organizations through investigative and risk mitigation services. We also help the government identify and eliminate fraud, waste, and abuse through integrated data analysis, medical claims review, and investigation services.

•	Systems engineering and integration. We help customers design, manage and integrate complex systems throughout the project life cycle to ensure enterprises are successful, affordable and reliable.

Long Standing Relationships with Industry and Customers

We support the toughest problems throughout the U.S. public sector such as protecting networks from cyber threats, enabling a trusted workforce to handle sensitive information, delivering student financial aid, and ensuring the integrity of government health care payments. Using our market-leading enterprise offerings and solutions, we help our government customers implement modern collaborative workplaces, hybrid cloud platforms and integrated digital systems of engagement with their enterprise management systems. By delivering these modern enterprise solutions, often while ensuring interoperability with mission critical legacy systems, we help our government customers better realize the benefits of technology, which will ultimately enable them to fulfill their mission objectives and achieve business outcomes.

We believe that our sophisticated solutions and proprietary processes and tools, developed over decades-long support of our customers’ missions, promote our longstanding relationships with our customers, with relationships with certain key customers spanning over 50 years.

We categorize our customers into two reporting segments that engage in business activities from which revenue is recognized and expenses are incurred, and for which discrete financial information is available. These operating results are regularly reviewed by our chief operating decision maker, who is our Chief Executive Officer. Our reportable segments are:

•	Defense and Intelligence, which provides services to the Department of Defense (“DoD”), intelligence community, branches of the U.S. Armed Forces, and other DoD agencies; and

•
Civilian and Health Care, which provides services to the DHS, Department of Justice (“DOJ”), Department of Health and Human Services (“HHS”), as well as other federal civilian and state and local government agencies.

In fiscal year 2019, 93% of our $4.0 billion in revenue was from the U.S. federal government, and we serve as the prime contractor on 94% of our contracts, as measured by annual revenue. Although rarely exercised, a significant portion of each segment’s contracts are subject to termination at the election of the government.

Defense and Intelligence Segment

We provide a broad array of services for our Defense and Intelligence customers, including enterprise IT for massive DoD networks, model-based systems engineering and integration to support classified missions, applied research and development for defense and intelligence laboratories, and investigative support for personal security clearances. Example customer engagements include:

•
U.S. Navy. We provide the U.S. Navy with innovative solutions to secure its intranet, the largest in the world, by implementing a broad range of integrated security solutions to improve depth and secure posture, and network security and authentication for secure network access across all devices. Through our multifaceted security solution, the U.S. Navy’s intranet successfully detects over 300 million threats and prevents over 2.5 billion unauthorized intrusion attempts per year.

•
Defense Information Systems Agency (“DISA”). We partnered with DISA to transform key applications and services to drive efficiencies, improve security and capture costs savings. Through the integration of our offerings, DISA is able to provide integrated, interoperable and assured infrastructure capabilities, applications and services to its users across the software development lifecycle, engineering and technical support.

•
U.S. federal government. We are partnering with a client in the U.S. federal government to develop a DevOps environment, providing IT and engineering services for software residing on the government’s secure version of Amazon Web Services (“AWS”). The program scope includes identifying, prioritizing, integrating, and testing new and modified software and components to satisfy the architectural vision of the enterprise of the software services platform. Through the contract, our government client has enjoyed an exponential growth in the user base and the number of software services offerings to the enterprise community, and as a result, realized savings in project schedules and cost across many contracts within the enterprise.

Revenue generated from Defense and Intelligence segment customers was $2.6 billion, or approximately 64% of our revenue in fiscal year 2019 as compared to $1.4 billion, or approximately 50% of our revenue in fiscal year 2018. Our key Defense and Intelligence customers include the U.S. Army, U.S. Navy, U.S. Marine Corps, U.S. Air Force, and the Joint Combatant Commands. In fiscal year 2019, customers that generated more than 10% of Defense and Intelligence segment revenue include the Navy and the NRO.

Civilian and Health Care Segment

Our work spans the full breadth of civilian and health care agencies across the U.S. federal government as well as selected state and local governments, including homeland security, financial services, law enforcement, education, and enterprise IT. Example customer engagements include:

•
Centers for Medicare and Medicaid Services (“CMS”). As a result of the implementation of the Affordable Care Act, uninsured Americans were able to purchase health insurance through the Federal Health Insurance Marketplace (healthcare.gov), which we helped CMS and the U.S. government develop. More than 18 million people used the healthcare.gov website from November 1 to December 15, 2017, including 700,000 users on the Spanish-language website. Despite the high usage, website reliability and security were never compromised. Open Enrollment 2018 represented a record year for the federal marketplace as well as state-based exchanges, even with a compressed enrollment period. Approximately 8.8 million Americans from 39 states signed up for coverage through state exchanges.

•
County of San Diego. To help San Diego County probation officers more efficiently manage their caseloads, we developed the Probation Utility and Mobile Applications, which has provided on-demand access to cases and the ability to enter contact notes in the field. We rationalized and modernized hundreds of applications in a heterogeneous applications infrastructure across a distributed management structure, transforming the applications environment to enable the county to achieve its IT vision of “anytime, anywhere” service. As a result, San Diego County probation officers increased productivity by approximately 54% while ensuring accuracy and consistency. Application rationalization and modernization reduced the number of applications by 25%, refocused apps management personnel for higher value initiatives, and positioned the applications portfolio for further modernization in a cloud environment.

Revenue generated from Civilian and Health Care segment customers was $1.4 billion, or approximately 36% of our revenue in fiscal year 2019 as compared to $1.4 billion, or approximately 50% of our revenue in fiscal year 2018. In fiscal year 2019, no customers generated more than 10% of Civilian and Health Care segment revenue.

Business Environment and Competitive Landscape
Market Dynamics and Potential for Growth

We believe significant change is coming to the U.S. public sector, enabled by new technologies and the demand for empowered citizens and employees. Agencies are expected to deliver new services that inspire public trust. These services must be simple and flexible enough for citizens to evaluate, tailor and consume through multiple channels.

To adapt to these changing needs and expectations, government agencies are developing an ecosystem of partners and value-added service providers, connected through digital platforms. They are also overhauling processes through digital transformation and gaining control over their vast IT estate to become more effective and efficient in supporting programs.

At the center of this shift is a rapid migration from government-owned and developed custom IT systems, to standardized, service-delivered platforms and utilities. In this environment, we believe a limited number of key digital platforms will become dominant, such as Microsoft Azure, Office 365 and Microsoft Dynamics, AWS and ServiceNow, Inc. (“ServiceNow”).

We believe the market for providing technology-based enterprise solutions to the U.S. public sector, at the U.S. federal, state and local levels, has the potential for growth based on the following factors:

•
Large addressable market. U.S. federal, state and local governments will spend more than $120 billion on contracted services in our markets during the upcoming fiscal year, and spending will see incremental growth in the near term. Our addressable market includes both IT and mission services, much of which is classified.

•
Increasing demand for technology-based enterprise solutions. The public sector marketplace is undergoing a transformation driven, in part, by the imperative that public agencies be able to anticipate changing demands of the public while staying ahead of threats and adversaries. Given the central role technology plays in this transformation, there will be a continued demand for our enterprise IT and mission solutions.

•
Government-wide mandate to improve efficiency and reduce cost. U.S. federal, state and local governments have expressed a need to improve efficiency and reduce costs to help fund priorities such as national defense, cybersecurity, and an aging infrastructure. IT has the potential to disrupt traditional government business models and enable increased efficiency and cost savings, while improving public value.

•
Government cloud-first policy. The U.S. federal government’s cloud-first policy and the expectations for standardization, rationalization and modernization of IT presents an opportunity for us to lead government clients in digital business transformation to modern service-delivered platforms. Also, mission owners, with clear targets for policy outcomes, are becoming increasingly significant in digital decision making.

•
Aging critical systems require modernization. Mission critical legacy applications are rapidly aging, but still have rising costs, decreased performance, reliability, and functionality issues. With the passage of the Modernizing Government Technology Act, the U.S. federal government has prioritized modernizing their IT systems and created a working capital fund to support legacy modernization efforts. Our customers require application modernization and transformation services to update legacy systems in order to maintain mission critical services and leverage social, mobile, analytical and cloud technologies to improve IT services available to government employees and citizens.

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

Competitive Landscape

Our market for providing services to the U.S. public sector is highly competitive and favors participants with competitive cost structures and experience providing, procuring and delivering on bids. We believe we are well suited to compete given our experience and the breadth of professional IT services we can and have historically provided to our U.S. public sector customers. Given that we provide services across the U.S. public sector marketplace, we regularly compete with a broad array of companies including:

•
Pure-play U.S. government service providers that are highly specialized firms with exceptional mission knowledge, customer intimacy or specific intellectual property (“IP”) that can make them major competitors in the markets that they serve. Some of our competitors in this category include Leidos Holdings, Inc., Booz Allen

Hamilton Inc., CACI International Inc., Science Applications International Corporation and ManTech International Corporation.

•
Large defense contractors that are capable of competing across our entire market, possessing the reputation and ability to compete on large deals with any U.S. government agency and the financial strength to manage and execute large-scale programs. Some of the large defense contractors we regularly compete with include Lockheed Martin, Northrop Grumman Corporation, General Dynamics, Raytheon Company, and The Boeing Company.

•
Diversified commercial consulting, technology and outsourcing service providers that are successful with commercial customers, but typically lack the breadth of public sector offerings and presence to compete broadly across the public-sector market. Some of our competitors in this category include subsidiaries of International Business Machines Corporation, Deloitte LLP, AT&T Inc., Verizon Communications Inc., Dell Inc., Accenture plc, NTT Data Corp, Unisys Corporation, and CGI Group Inc.

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

•
Commercial IT vendors have recently emerged as players in the U.S. government market. These vendors include AWS, Microsoft Azure, Google Inc., Salesforce.com, Inc., ServiceNow and other cloud providers.

Growth Strategy

With the strategic combination of DXC’s USPS business with Vencore HC and KGS HC, Perspecta became one of the largest pure play U.S. government IT services provider with annual revenues of approximately $4.0 billion. Perspecta delivers the most mission-enabling, innovative and technologically-advanced IT solutions to U.S. government customers by:

•
Leveraging innovation backed by its innovative applied research arm, Perspecta Labs, combined with highly-skilled talent, technical expertise, advanced IP, and a deep partnership ecosystem to enhance the technological sophistication and capabilities of its customers;

•
Bringing transformative digital skills and mission-enabled offerings in advanced analytics, cyber security, and agile software development (more than 1,000 agile certified developers) that have positioned the new company as the U.S. government’s partner of choice to help customers overcome mission-critical challenges; and

•	Tapping into a larger addressable market enabled by deep IP (with over 260 issued or licensed patents and significant research and development investment), industry expertise, and customer intimacy.

At the heart of our strategy is to drive revenue synergies through enhanced focus and the ability to leverage complementary capabilities across the merged businesses. In fiscal year 2019, we proved out this strategy with robust business development results, including a book-to-bill ratio of 1.7 times, which points to Perspecta’s strong market position. The landmark award of a $905 million contract to support the U.S. Army Cyber Command is a major proof point of the first thesis statement, as it was one of the first major bids as Perspecta and harnessed the unique offering of the combined companies.

We recently developed our first three-year strategic plan that fundamentally reaffirms the rationale behind the creation of Perspecta: we will unleash the “power of the pyramid” within an innovation-based culture to drive aggressive growth in the Federal market. Our strategic priorities center around cloud and IT transformation, cybersecurity, intelligent tools and analytics to drive mission success, trusted workforce, and emerging markets. The foundation for our success in these priorities is the innovation and applied research-driven solutions and offerings from Perspecta Labs. We are using the strategic plan to make investment decisions and drive behavior throughout the organization. Perspecta is committed to delivering robust and sustainable growth and by leveraging the power of its combined capabilities.

Employees

As a service company providing enterprise solutions, our employees are our most valuable and important asset. As of March 31, 2019, we had approximately 14,300 full-time and part-time employees led by an experienced team of senior executives with a long history of supporting the U.S. public sector.

Approximately 18% of our employees are military veterans. Approximately 70% of our employees hold some form of security clearance or background investigation certification. Approximately 20% of our employees hold Top Secret and/or Sensitive Compartmented Information level clearance, which typically requires the completion of a polygraph.

Intellectual Property

Our services and solutions are not generally dependent upon patent protection, although we anticipate we will selectively seek certain patent protections. Our largely proprietary IP portfolio, comprising products, technical services, consulting, methodologies, and know-how, are protected using non-disclosure agreements and contractual arrangements, as well as one or more of the following: trade secret, patent, copyright or trademark protections.

For our work under U.S. federal government funded contracts and subcontracts, the U.S. federal government obtains certain rights to data, software and related information developed under such contracts or subcontracts. These rights may allow the U.S. federal government to disclose such data, software and related information to third parties.
Intellectual Property Arrangements with DXC

Pursuant to the Separation and Distribution Agreement (the “SDA”) and the Intellectual Property Matters Agreement (“IPMA”) entered into between us and DXC on May 31, 2018, DXC retained ownership of substantially all proprietary IP owned by DXC and USPS at the time of the Distribution and used by us. Pursuant to the IPMA, DXC grants us a perpetual, royalty-free, non-assignable license to certain know-how owned by DXC that we used to run our business prior to the Spin-Off. In addition, DXC grants us a perpetual, royalty-free, non-assignable license to certain software used in the conduct of the Perspecta business (including binaries, APIs, libraries, scripts, patches, configuration files, examples and documentation). Upon termination or expiration of the IPMA, we will only be entitled to access and use the then-current versions of the licensed products in our possession. The foregoing licenses granted to us will be restricted to use solely in connection with U.S. government and certain state and local government customers, and will be exclusive with respect to the federal government market for a period of five years, and non-exclusive with respect to certain U.S. state and local government customers. In addition, any improvements we make to such IP or derivative works of such IP that we develop during the five-year term of the agreement will be assigned to DXC and licensed back to us subject to the same limitations on use. Any additional rights to use other DXC products, improvements or proprietary rights will be negotiated by the parties in good faith on commercially reasonable arm’s-length terms.

Pursuant to the IPMA, we grant to DXC a perpetual, royalty-free, transferrable, assignable license to know-how owned by us as of the Spin-Off. Further, we grant to DXC a perpetual, royalty-free, fully paid-up, non-assignable license to any IP acquired or developed by us within six months following the Spin-Off (other than IP rights acquired from Vencore HC or KGS HC). During the first five years following the Distribution, the foregoing licenses granted by us will be restricted to use solely in connection with private sector customers on an exclusive basis and certain U.S. state and local government customers on a non-exclusive basis.

In addition to the foregoing licenses, we grant DXC a non-transferrable, non-assignable license for the five years following the Distribution to access, use, copy, make improvements and sublicense certain IP we obtained from our acquisition of Vencore HC or KGS HC. The foregoing license is exclusive with respect to DXC’s private sector business and non-exclusive for all other fields. Such license is royalty-free to the extent DXC does not commercially exploit the IP of Vencore HC or KGS HC, and will otherwise be subject to a commercially reasonable royalty, to be negotiated in good faith, for commercial exploitation. Further, we agreed to negotiate in good faith the terms and conditions of a license or services agreement relating to or permitting use by DXC of Perspecta Labs as acquired from Vencore HC and our existing security and digital protection service offerings, in each case on commercially reasonable arm’s-length terms in DXC’s private sector field. Further, during the five years following the Distribution, DXC will have the first right to participate in the event Perspecta Labs wishes to pursue research and development which has potential applicability in the DXC private sector field. Perspecta Labs must notify DXC of such opportunities and DXC has the right to elect to enter a collaborative development and commercialization effort with Perspecta Labs.

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

Regulatory Matters

As a U.S. government contractor, Perspecta’s business is heavily regulated and, as a result, our need for compliance awareness and business and employee support is significant. Specifically, Perspecta’s industry is governed by various laws and regulations, including but not limited to laws and regulations relating to: the formation, administration, and performance of contracts; the security and control of information and information systems; international trade compliance; human trafficking; and the mandatory disclosure of “credible evidence” of a violation of certain criminal laws receipt of significant overpayments, or violations of the civil False Claims Act. In addition, U.S. government contractors are generally subject to other federal and state laws and regulations, including:

•	the Federal Acquisition Regulation (“FAR”), agency supplements to the FAR, and related regulations, which regulate the formation, administration, and performance of U.S. federal government contracts;

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

•
laws, regulations, and executive orders requiring the safeguarding of and restricting the use and dissemination of information classified for national security purposes or determined to be “controlled unclassified information,” “covered defense information,” or “for official use only”;

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

•
the DoD’s “Contractor Business Systems Rule,” which authorizes DoD agencies to withhold a portion of our payments if we are determined to have a significant deficiency in any of our accounting, cost estimating, purchasing, earned value management, material management and accounting, or property management systems; and

•
the Cost Accounting Standards and the Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.

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
Available Information
We use our corporate website, https://perspecta.com, as a routine channel for distribution of important information, including detailed company information, financial news, Securities and Exchange Commission (“SEC”) filings, Annual Reports, historical stock information and links to webcasts. Perspecta’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statements for our Annual Meetings of Stockholders will be made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.
Our corporate governance guidelines, Board of Directors’ committee charters (including the charters of the Audit Committee, Human Resources and Compensation Committee and Nominating/Corporate Governance Committee) and code of business conduct and ethics entitled “The Standard” are also available on our website. The information on our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Executive Officers of the Registrant

The following table presents information concerning the individuals who serve as our executive officers, and their titles, including a brief summary of the business experience of each of them.

Name	Age	Year First Appointed as Officer	Position Held With the Registrant as of the filing date
Mr. John M. Curtis	62	2018	President, Chief Executive Officer and Director
Mr. John P. Kavanaugh	57	2018	Senior Vice President and Chief Financial Officer
Mr. James L. Gallagher	52	2018	Senior Vice President, General Counsel and Secretary
Ms. Tammy M. Heller	46	2018	Senior Vice President and Chief Human Resources Officer
Mr. William G. Luebke	52	2018	Senior Vice President, Principal Accounting Officer and Controller

John M. Curtis has served as our President, Chief Executive Officer and as a Director on our Board of Directors since May 2018. From July 2013 until the completion of the Spin-Off and Mergers, Mr. Curtis was the President and Chief Executive Officer of Vencore, Inc. From 2011 to July 2013, Mr. Curtis served as a senior advisor to Veritas Capital where he served on the board of directors of three portfolio companies, including Truven Health Analytics Inc., CRGT Inc. and The SI, which became Vencore, Inc. after a strategic acquisition and new brand launch in 2014. From 2007 through 2011, Mr. Curtis served as President and Chief Executive Officer of Vangent, Inc., an information management and business process outsourcing company, which was sold to General Dynamics Corporation in 2011. Prior to his role at Vangent, Inc., Mr. Curtis served for more than six years as President and Chief Executive Officer of Pearson Government Solutions, Inc., which was sold to Veritas Capital in 2007 and changed its name to Vangent, Inc. Mr. Curtis also serves on the board of directors of the Intelligence and National Security Association and the Northern Virginia Technology Council and has Director Emeritus designation from his recent term as Chairman of the Professional Services Council. Mr. Curtis holds a Bachelor of Science degree in Civil Engineering from the Virginia Military Institute. Mr. Curtis was chosen to serve on our Board of Directors because of his position as our President and Chief Executive Officer, and his extensive experience in, and understanding of, government contracting.

John P. Kavanaugh has served as our Senior Vice President and Chief Financial Officer since May 2018. Mr. Kavanaugh was previously the Vice President of Finance for the Americas Region of DXC since April 2017. Mr. Kavanaugh previously served as the Vice President of Finance for the Americas Region of Computer Sciences Corporation (“CSC”) from January 2015 to April 2017 and Vice President of Finance, Public Sector at CSC from July 2013 to January 2015. From 2010 to 2013 he served as President of the Federal Solutions Group at Xerox Corporation.

James L. Gallagher has served as our Senior Vice President, General Counsel and Secretary since May 2018. Mr. Gallagher was previously the Vice President and Deputy General Counsel for the USPS Region of DXC since April 2017. From November 2015 to March 2017, Mr. Gallagher served as Vice President and Associate General Counsel for the U.S. Public Sector business at HPE, and held that same role at Hewlett-Packard Company from 2013 to October 2017. Mr. Gallagher previously served as Legal Director at Hewlett-Packard Company, and Senior Counsel at EDS.

Tammy M. Heller has served as our Senior Vice President and Chief Human Resources Officer since May 2018. From 2014 to March 2018, Ms. Heller was the Vice President of Global Human Resources at CGI Group Inc., a global IT consulting, systems integration, outsourcing, and solutions company. Ms. Heller served as Vice President of Human Resources at Capital One Financial Corp. from 2011 to 2014. Prior to that, Ms. Heller served as Senior Director, Human Resources and Vice President of Credit Division Governance and Oversight at Federal Home Loan Mortgage Corporation from 2007 to 2011.

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

The government, at the U.S. federal, state and local levels, is our primary customer, with revenue from U.S. government contracts, either as a prime contractor or a subcontractor, accounting for substantially all of our revenue. We believe the performance of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of substantially all of our revenue in the foreseeable future.

For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve could cause our revenue to materially decline. Among the key factors in maintaining our relationship with U.S. government agencies are our performance on contracts, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with customer personnel. In addition, the failure to maintain adequate protection against security breaches, including from cyber-attack, or the mishandling or perceived mishandling of sensitive information, could harm our relationship with U.S. government agencies. This could include, for example, our failure to maintain the confidentiality of sensitive information associated with the work we perform for our customers, or even disclosure of the existence of our business relationships with certain of our customers, including as a result of misconduct or other improper activities by our employees or subcontractors. Our relationship with the U.S. government could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties that provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work. In such case, we may incur additional costs to address any such situation and the profitability of that work might be impaired. In addition, to the extent our performance under a contract does not meet a U.S. government agency’s expectations, such agency customer may seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors. Further, negative publicity concerning government contractors in general or us in particular may harm our reputation with U.S. government contractors. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.

Changes in U.S. government spending, programs and mission priorities could adversely affect our business, financial condition, results of operations or prospects.

Substantially all of our revenue is generated from contracts with the U.S. government and its agencies, and we depend significantly upon continued U.S. federal government expenditures on intelligence, defense, space and federal civilian programs for which we provide support. These expenditures have not remained constant over time, have been reduced in certain periods and recently have been affected by the U.S. federal government’s efforts to improve efficiency and reduce costs. As a result, our business, financial condition, results of operations or prospects could be adversely affected by several factors, including:

•	budgetary constraints, including Congressionally-mandated automatic spending cuts, that affect U.S. federal government spending generally or specific agencies in particular;

•	changes in available funding or in government programs, including a shift in expenditures away from agencies or programs that we support;

•
reduced U.S. federal government outsourcing of functions that we are currently contracted to provide, including as a result of increased insourcing by various U.S. federal government agencies due to changes in the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments;

•
efforts to improve efficiency and reduce costs affecting government programs, including a continuation of recent efforts by the U.S. federal government to decrease spending for management support service contracts;

•	government agencies awarding contracts on a technically-acceptable/lowest-cost basis to reduce expenditures;

•	delays in the payment of our invoices by government payment offices;

•
U.S. government shutdowns due to a failure by elected officials to fully fund the government, such as the recent partial shutdown in December 2018 and January 2019, and other potential disruption of the appropriations process;

•
an inability by the U.S federal government to fund its operations as a result of a failure to increase the U.S. federal government’s debt ceiling, a credit downgrade of U.S. government obligations or for any other reason;

•	elections, particularly that result in a change of the Presidential administration or control of Congress, or other changes in the political climate; and

•
general economic conditions, including a slowdown of the economy or unstable economic conditions and actions taken in response to such conditions, including emergency spending that may reduce funds available for other government priorities.

In addition, any disruption in the functioning of U.S. government agencies, including as a result of U.S. government closures and shutdowns, terrorism, war, natural disasters and other weather-related events, destruction of or damage to U.S. government facilities, and other potential calamities could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to customer locations or facilities as a result of such disruptions.
The U.S. federal government budget deficits, the national debt, and prevailing economic conditions, as well as government actions taken to address them, could negatively affect U.S. federal government expenditures on intelligence, defense, space and federal civilian programs for which we provide support. In particular, the Budget Control Act of 2011, as amended by subsequent legislation, provides for automatic spending cuts (referred to as “sequestration”) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. Although Congress has acted to prevent the sequestration cuts to discretionary programs for 2019, if further action is not taken, sequestration could occur in 2020 or 2021. We are unable to predict the extent of the impact of budget cuts, including as a result of sequestration, on our business, results of operations and prospects. In addition, in response to an Office of Management and Budget (“OMB”) mandate, U.S. federal government agencies have reduced management support services spending in recent years. If federal awards for management support services decline, our revenue and operating profits may materially decline and further efforts by the OMB to decrease federal awards for management support services could have a material and adverse effect on our business, results of operations and prospects.

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

On an annual basis, the U.S. Congress must approve budgets that govern spending by each of the federal agencies we support. When the U.S. Congress does not pass the annual budget on a timely basis, it may enact a continuing resolution that allows U.S. federal government agencies to operate at spending levels approved in the previous budget cycle. Under a continuing resolution, funding may not be available for new projects. In addition, when U.S. federal government agencies operate on the basis of a continuing resolution, they may delay funding we expect to receive on contracts we are already performing. Any such delays would likely result in new business initiatives being delayed or canceled and could have a material adverse effect on our revenue, cash flows and operating results. Furthermore, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a U.S. federal government shutdown, such as the recent partial shutdown in December 2018 and January 2019. Finally, while the U.S. Congress may pass a continuing resolution, it is possible no agreement on the annual budget may be reached and the U.S. government could shut down again following the expiration of the continuing resolution that acted largely as a stopgap measure. A shutdown may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key programs, which could have a material adverse effect on our revenue, cash flows and operating results.

In July 2017, the Treasury Department determined that the U.S. federal government would exceed the statutory debt limit set by law in October 2015 at the end of September 2017. Since then, legislation was adopted to temporarily suspend the debt limit through March 1, 2019. The Treasury Department currently estimates that by September 2019 it will have exhausted all financing options and will no longer be able to pay for all federal obligations if the debt limit is not suspended or increased again. When the debt limit is exceeded, some federal payments to creditors, vendors, contractors, state and local governments, beneficiaries, and other entities would either be delayed or limited. These delays in payments would, in effect, be borrowings from contractors such as us, and would create a backlog of unpaid bills until the government collects more revenue or other sources of cash than its outlays. In some cases, delaying federal payments incurs interest penalties under some statutes such as the Prompt Payment Act, which directs the government to pay interest penalties to contractors if it does not pay them by the required payment date. Were there to be a delay in paying for all federal obligations, it is expected that this would result in significant economic and financial consequences that may have a lasting impact on federal programs and the U.S. federal government’s ability to borrow in the future. Failure by Congress to address the debt limit could result in delayed or limited payments to creditors, vendors, contractors, state and local governments and other entities, which could have a material adverse effect on our revenue and operating results.
We are subject to extensive and complex laws and regulations relating to award, administration and performance of U.S. government contracts. Our business and reputation could be adversely affected by the application of these laws.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. U.S. government contractors are subject to a greater risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities than companies with solely commercial customers. A violation of specific laws and regulations, by us, our employees, others working on our behalf, a supplier or a venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services, and civil or criminal investigations or proceedings. In some instances, these laws and regulations impose terms or rights that are different from those typically found in commercial transactions.

Our U.S. federal, state and local government contracts may be terminated by such U.S. federal, state or local government customer at any time and may contain other provisions permitting such customer to discontinue contract performance, allow a contract to expire, or that are otherwise unfavorable to us, and if discontinued contracts are not replaced, our operating results may differ materially and adversely from those anticipated.

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

•
prohibit future procurement awards with a particular U.S. federal government agency due to a finding of organizational conflict of interest based upon prior related work performed for the U.S. federal government agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;

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

Budget cuts, the impact of sequestration or efforts by the OMB to decrease federal awards for management support services may cause U.S. federal government agencies with which we currently have contracts to terminate, reduce the number of task orders under, or fail to renew such contracts. If a government customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or suspend or debar us from doing business with such government customer, our revenue and operating results could be materially harmed.

Our business is subject to reviews, audits and cost adjustments by the U.S. federal government, which, if resolved unfavorably to us, could adversely affect our profitability, cash flows or growth prospects.

Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. U.S. federal government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency (“DCMA”) and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems, and compliance with applicable laws, regulations and standards. A finding of material weakness or significant control deficiencies in a contractor’s business systems or a finding of noncompliance with the FAR or Cost Accounting Standards can result in reduced billing rates to U.S. government customers until the material weakness or control deficiencies are corrected and their remediation is accepted by the DCMA. The U.S. federal government has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment. We have unaudited and/or unsettled incurred cost claims related to past years, which places risk on our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with the U.S. government. In addition, we could incur significant legal costs and suffer serious reputational harm if allegations of impropriety were made against us. The agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted which has increased the likelihood of an audit or review resulting in an adverse outcome.

Further, we are in the process of integrating the USPS and Vencore business systems, and as a result, any finding of noncompliance in either legacy company’s business system could result in a negative impact for the combined entity. Such adjustments, whether to USPS, Vencore, or to the combined entity, can be applied retroactively, which could result in significant customer refunds. Receipt of adverse audit findings or the failure to obtain an “approved” determination on our various business systems could significantly and adversely affect our business by, among other things, restricting our ability to bid on new contracts and, for those proposals under evaluation, diminishing our competitive position. A determination of noncompliance in our business systems could also result in the U.S. federal government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny. Increased scrutiny could adversely impact our ability to perform on contracts, affect our ability to invoice for work performed, delay the receipt of timely payment on contracts, and weaken our ability to compete for new contracts with the U.S. federal government.
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

•	any opportunity costs associated with not bidding and winning other contracts we might otherwise pursue.

In circumstances where contracts are held by other companies and are scheduled to expire, we may not be provided the opportunity to bid on those contracts if the government extends the existing contract. If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for the duration of those contracts to the extent that there is no additional demand for such services. In addition, if the government elects to use a multiple award ID/IQ contract, government-wide acquisition contract, or other schedule contract (collectively a “contract vehicle”) that we do not hold, we will not be able to compete for work under that contract vehicle as a prime contractor. An inability to consistently win new contract awards or compete for work as a prime contractor over any extended period could have a material adverse effect on our business, results of operations and prospects.

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

Under cost-reimbursable contracts, we are reimbursed for allowable costs up to a ceiling and paid a fee, which may be fixed or performance-based. If our actual costs exceed the contract ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the U.S. government on the extent to which government contractors, including us, are able to receive reimbursement for employee compensation, including rules that substantially limit the level of allowable compensation cost for executive-level and other employees. In addition, there is risk of compensation being deemed unallowable or payments being withheld as a result of government audit, review, or investigation.

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

We have recorded provisions in our consolidated financial statements for losses on our contracts, as required under U.S. generally accepted accounting principles (“GAAP”), but our contract loss provisions may not be adequate to cover all actual losses that we may incur in the future. Actual losses could have an adverse effect on our business and financial results.

We may earn less revenue than projected, or no revenue, under certain of our contracts.

Some of our contracts with our clients are ID/IQ contracts. ID/IQ contracts provide for the issuance by the client of orders for services or products under the contract, and often contain multi-year terms and unfunded ceiling amounts, which allow but do not commit the government customer to purchase products and services from contractors. Our ability to generate revenue under each of these types of contracts depends upon our ability to be awarded task orders for specific services by the client. ID/IQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Multiple contractors must compete under multiple award ID/IQ contracts for task orders to provide particular services, and contractors earn revenue only to the extent that they successfully compete for these task orders. A failure to be awarded task orders under such contracts would have a material adverse effect on our results of operations and financial condition. In addition, our ability to maintain our existing business and win new business depends on our ability to maintain our prime and subcontractor positions on our ID/IQ contracts.

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

Our contracts are complex and may require us to partner with other parties, including software and hardware vendors, to provide the solutions required by our customers. Our ability to deliver the solutions and provide the services required by our customers depends on our, and our partners’, ability to meet customers’ delivery schedules. If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected, which may have a material and adverse impact on our revenue and profitability.

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

U.S. federal, state or local governments may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget, or as a result of audit findings by government regulatory agencies. Some prime contractors, for whom we are a subcontractor, have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or that payment may be delayed.

We seek to mitigate these risks and to manage our liquidity by relying on a receivables purchase facility (the “MARPA Facility”) to provide us with up to $450 million in funding based on the availability of eligible U.S. federal government receivables. However, pursuant to the terms of the MARPA Facility, the failure by Congress to pass legislation funding U.S. federal government operations in whole or in part affecting Approved Obligators (as defined in the MARPA Facility), or the failure of such legislation to become law, constitutes a Facility Suspension Event (as defined in the MARPA Facility) that entitles the MARPA Facility administrative agent to exercise various rights and remedies, including the right to terminate commitments under the MARPA Facility. Such an event could cause either a termination or a suspension of the MARPA Facility. A termination would result in, among other things, the Company having to immediately repurchase all previously sold receivables. A protracted suspension of the commitments under the MARPA Facility would cause the suspension of new receivables sales and result in the MARPA Facility outstanding balance running off over time. Any of these outcomes could materially reduce the Company’s liquidity and increase the Company’s debt and interest expense.

Our business is subject to fluctuations that may cause our operating results to decline.

The U.S. federal government’s fiscal year ends on September 30th of each year. It is not uncommon for U.S. federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. We have historically experienced increased bid and proposal costs in the months leading up to the U.S. federal government’s fiscal year end as we pursue new contract opportunities being shortly before the U.S. federal government fiscal year end. We also experience some seasonality effects from the timing of the fiscal year end close for state and local governments, which in many instances are different than the U.S. federal government fiscal year end. In general, we tend to experience an increase in revenue in the first half of the calendar year from our state and local government customers as that is when funds are generally allocated to specific projects. Finally, we also tend to generate less revenue and profit from our labor services during our third quarter as a result of higher leave-taking during the holiday season. We may continue to experience this seasonality in future periods, and our results of operations may be affected by it. While not certain, changes in the U.S. federal government’s funding and spending patterns have altered historical seasonality trends, supporting our approach to managing the business on an annual basis. Seasonality is just one of a number of factors, many of which are outside of our control, which may negatively affect our operating results in any period.

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

If we do not hire, train, motivate, and effectively utilize employees with the right mix of skills and experience in the right geographic regions and for the right offerings to meet the needs of our customers, our financial performance could suffer. For example, if our employee utilization rate is too low, our profitability, and the level of engagement of our employees could decrease. If that utilization rate is too high, it could have an adverse effect on employee engagement and attrition and the quality of the work performed, as well as our ability to staff projects. If we are unable to hire and retain enough employees with the skills or backgrounds needed to meet current demand, we may need to redeploy existing personnel, increase our reliance on subcontractors or increase employee compensation levels, all of which could also negatively affect our profitability. We may also incur increased costs if we have more employees than necessary with certain skill sets or in certain geographies as we will need to rebalance our supply of skills and resources with customer demand in those geographies. Effective utilization and retention of our employees can be adversely affected by disruptions in government operations or procurement processes, including as a result of the factors discussed above under “Changes in U.S. government spending, programs and mission priorities could change in a manner that adversely affects our business, financial condition, results of operations or prospects” and “A delay in the completion of the U.S. federal government’s budget process and statutory debt limit could have a material adverse effect on our revenue and operating results.”

In addition to attracting and retaining qualified technical personnel, we depend on the continued employment of our senior management team and our ability to generate new business and execute projects successfully. Our senior management team is very important to our business because personal reputations and individual business relationships are a critical element of obtaining and maintaining customer engagements in our industry, particularly with agencies performing classified operations. The loss of any of our senior executives could cause us to lose customer relationships or new business opportunities, which could cause actual results to differ materially and adversely from those anticipated.

Our business and financial results could be negatively affected by cyber-attack, service interruptions or other security threats.

As a provider of IT services to U.S. public sector customers, we store and process large amounts of sensitive information which includes personally identifiable information, protected health information, personnel information, classified information, controlled unclassified information, financial information and other confidential information concerning our business and employees and those of our customers (collectively referred to as “sensitive information”). We are continuously exposed to risk from cyber-attack and other security threats, including computer viruses, malware, insider threats, and attacks by hackers, as are our customers, suppliers and subcontractors. Any electronic or other security breach or compromise may compromise the security of sensitive information stored or transmitted through our IT systems and networks, and could expose us to regulatory scrutiny, actions and penalties, extensive contractual liability litigation, reputational harm, and a loss of customer confidence, which could have a material and adverse impact on our business, financial condition and results of operations.

Computer hackers, or other unauthorized third parties, may be able to penetrate our network security and misappropriate or compromise our sensitive information or that of third parties, create system disruptions or cause shutdowns. Computer hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of these products. In addition, hardware and operating system software and applications we produce or that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs, and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, and loss of existing or potential customers, which may impede our sales, manufacturing, distribution or other critical functions and materially and adversely affect our business, financial condition and results of operations.

In addition, in many cases we must rely on the safeguards put in place by our customers, suppliers, subcontractors and other third parties to protect against and report cyber threats. As such, we require our subcontractors supporting or involving covered defense information to maintain certain security standards. We work with other companies in the industry and government participants to share threat intelligence and promote increased awareness and enhanced protections against cybersecurity threats, and we seek to detect and investigate all security events and to prevent their occurrence or recurrence. National security regulations or other confidentiality obligations may prevent us or our counterparties from sharing information regarding threats or attacks when they occur, or ever, which could impair our ability to respond to and effectively counteract such threats. Our failure to detect, prevent or adequately respond to a threat incident or cyber-attack could subject us to liability and reputational damage and have a material adverse effect on our business, financial condition and results of operations.
Increasing data privacy and information security obligations impose regulatory pressures on our customers’ businesses and, indirectly, on our operations.

In response to increasing data privacy and information security obligations, our customers have sought and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us. Under certain of our customer contracts we are specifically tasked with cybersecurity compliance obligations and are responsible for implementing cybersecurity measures to protect against, detect and mitigate these threats. Some of our customer contracts may not limit our liability for the loss of sensitive information. If we are unable to adequately address these concerns, our business, results of operations and prospects could suffer. Compliance with new privacy and security laws, requirements and regulations, where required or undertaken by us, may result in cost increases due to potential systems changes, the development of additional administrative processes and increased enforcement actions, fines and penalties. While we strive to comply with all applicable data protection laws and regulations as well as internal privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive information may result in proceedings or actions against us by government or other entities, private lawsuits against us (including class actions) or the loss of customers, which could potentially have an adverse effect on our business, reputation, results of operations and prospects.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), and similar anti-bribery laws in other jurisdictions. We pursue opportunities in certain parts of the world that experience government corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our internal policies mandate compliance with all applicable anti-bribery laws. We require our employees, partners, subcontractors, agents, and others to comply with the FCPA and other anti-bribery laws. Our policies or procedures may not protect us against liability under the FCPA or other laws for actions taken by our employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our omissions, or due to the acts or omissions of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating, and resolving actual or alleged violations of the FCPA or other anti-bribery violations is expensive and could consume significant time and attention of our senior management.

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

Our ability to expand our business beyond U.S. federal and certain state and local government customers is subject to restrictions imposed by our agreements with DXC.

We are subject to non-compete provisions pursuant to which we and DXC generally agree to not compete in certain customer, product and service categories through May 2020, subject to certain exceptions. Additionally, we hold a perpetual, royalty-free license to use certain DXC IP, restricted to use solely in connection with U.S. federal and certain state and local government customers, and exclusive with respect to the U.S. federal government market until May 2023, and non-exclusive with respect to certain U.S. state and local government customers. The Non-U.S. Agency Agreement between DXC and us appoints DXC as our exclusive agent outside the U.S. for certain non-U.S. government customers, excepting certain U.S. government contracts, through May 2023. While we have no current plans to expand our existing business in ways that would require us to engage in business beyond the scope of the rights to IP we currently have, we are unable to engage in business activities outside the scope of that license until the expiration of those restrictions unless we develop or acquire new IP. The foregoing restrictions may limit our ability to engage in certain activities, may potentially lead to costly and disruptive disputes, and may materially and adversely affect our business, financial condition, results of operations and prospects.

We face intense competition, which could cause us to lose business, lower prices or suffer employee departures.

Our business operates in a highly competitive industry, and we generally compete with a wide variety of U.S. government contractors, including large defense contractors, diversified service providers and small businesses. There is also a significant industry trend towards consolidation, which lead to the emergence of companies that are better able to compete against us. Some of our competitors possess greater financial and technical resources than we do and could, among other things:

•	divert sales from us by winning very large-scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts;

•	force us to offer lower prices in order to win or maintain contracts;

•	seek to hire our employees; or

•	adversely affect our relationships with current clients, including our ability to successfully recompete on incumbent work.

If we lose business, are forced to lower our prices or suffer employee departures, our revenue and our operating profits could be adversely affected. In addition, we may face competition from our subcontractors who, from time to time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us. If one or more of our current subcontractors are awarded prime contractor status on such contracts in the future, it could divert sales from us and could force us to charge lower prices, which could have a material adverse effect on our revenue and profitability.

The U.S. federal government may prefer small, disadvantaged, minority-, women- or veteran-owned businesses. As a result, we may have fewer opportunities to bid on new or incumbent work.

As a result of Small Business Administration (“SBA”), U.S. Department of Veterans Affairs (“VA”) and other set-aside and preference programs, the U.S. federal government may decide to restrict certain procurements only to bidders that qualify as small, disadvantaged, minority-, women- or veteran-owned. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted as to the work we could perform as a subcontractor on those programs. An increase in the amount of procurements under the SBA or VA set-aside programs may impact our ability to bid on new procurements as a prime contractor or restrict our ability to re-compete on incumbent work that is placed in the set-aside program.

We have substantial indebtedness and the ability to incur significant additional indebtedness, which could adversely affect our business, financial condition and results of operations.

We have substantial indebtedness and may increase our indebtedness in the future. As of March 31, 2019, our total indebtedness, excluding capital leases, was approximately $2.4 billion. In addition, following the Spin-Off, Perspecta Enterprise Solutions LLC (“PES LLC”), a subsidiary of Perspecta, retained contractual capitalized lease obligations with an aggregate outstanding balance of up to $300 million, net of cash payments from DXC.

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
The agreements governing our indebtedness contain restrictive covenants, which restrict our operational flexibility.

The agreements governing our indebtedness contain restrictions and limitations affecting our ability to engage in activities that may be in our long-term best interests, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; and changes in fiscal year and limitations on conduct of business.

In addition, certain agreements governing our indebtedness contain financial maintenance covenants requiring, as of the end of any fiscal quarter ending on or after September 30, 2018, (a) a ratio of consolidated total net debt to consolidated EBITDA (as defined in the debt agreement) not in excess of 4.50:1.00, stepping down to 3.75:1.00 at the end of the quarter ending December 31, 2019 and thereafter stepping up to 4.00:1.00 during the twelve-month period following the consummation of a permitted acquisition that involves consideration with a fair market value in excess of $100 million and (b) a ratio of consolidated EBITDA to interest expense of not less than 3.00:1.00. The Company was in compliance with these covenants at March 31, 2019. The agreements governing our indebtedness also contain affirmative covenants and representations and warranties customary for financings of this type.

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

We must fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations and new sources of capital, including additional financing. Our ability to obtain future financing depends, among other things, on our financial condition and results of operations as well as on the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for us to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. If we do not have sufficient access to the capital markets on terms that we find acceptable, our financial condition, operating results and business could be materially and adversely affected.

A termination of our defined benefit pension plan would adversely affect our financial condition and results of operations.

As of March 31, 2019, we had unfunded pension obligations related to Vencore HC’s defined benefit pension plan of approximately $103 million. The Pension Benefit Guaranty Corporation (the “PBGC”) has authority under the Employment Retirement Income Security Act of 1974, as amended, to terminate an underfunded defined benefit pension plan under certain circumstances, including when (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, or (3) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. If the PBGC were to terminate our U.S. defined benefit pension plan, our obligations with respect to such plan would become due and payable in full. Any such event or the failure by us to pay our pension plan insurance premiums with respect to our U.S. defined benefit pension plan could result in the PBGC obtaining a lien on our assets. Such an event would materially and adversely affect our financial condition and results of operations.

Our internal control over financial reporting may not be able to detect fraud or other issues.

We are required under the Sarbanes-Oxley Act of 2002 to include a report of management on our internal control that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements will be required to report on the effectiveness of internal control over financial reporting as of March 31, 2020. Effective internal control is necessary for us to provide reliable financial reports and effectively prevent fraud. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We may not detect all control issues or fraud. In connection with the Mergers, and as we continue to grow our business, our internal control continues to become more complex and require more resources.

We may be unable to realize the anticipated cost savings or synergies within the anticipated time frame or in the anticipated amounts, or may incur additional and/or unexpected costs in order to realize them.

We may not be able to realize the anticipated cost savings or synergies from acquisitions in the anticipated amounts or within the anticipated timeframes or costs expectations or at all. The cost savings and synergies that we realize may differ materially from our estimates. We cannot provide assurances that these anticipated savings and synergies will be achieved or that our programs and improvements will be completed as anticipated or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenue or through increases in other expenses. The projections and assumptions related to cost savings and synergies contained herein are based on our current estimates, but they involve risks, uncertainties, projections and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements, express or implied.

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

Failure to realize the expected costs savings and synergies related to acquisitions could result in increased costs and have an adverse effect on the combined company’s financial results and prospects.

Changes in our effective income tax rate could impact our business, results of operations, liquidity, and net income.

An increase in our effective income tax rate could adversely affect our business, results of operations, liquidity, and net income. Various factors influence our effective income tax rate, including changes in tax law and related regulations, interpretation of existing laws, tax treaties, our mix of earnings across jurisdictions, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our net income.

Risks Relating to the Spin-Off and Mergers
The actions required to integrate the business operations acquired in the Mergers demand significant management time and attention and may require us to incur significant incremental costs.

The actions required to integrate the business operations acquired in the Mergers have demanded, and are expected to continue to demand, significant amounts of management’s time and attention, which is in addition to, and may divert management’s time and attention from, the operation of our remaining businesses and the execution of our other strategic initiatives. Additionally, we have incurred significant costs and may incur future significant costs related to the integration of USPS, Vencore HC and KGS HC.

Further, one of the challenges faced in integrating the business operations acquired in the Mergers is the possibility that employees of USPS, Vencore HC and KGS HC legacy companies could experience uncertainty about their future roles with the combined company, which could harm the ability of our business to attract and retain key personnel. Any of the foregoing could adversely affect our business, our financial condition and our results of operations and prospects.

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

In addition, the Distribution would be taxable to DXC (but not to DXC stockholders) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest in the stock of DXC or us, directly or indirectly (including through acquisitions of our stock after the Mergers), as part of a plan or series of related transactions that includes the Distribution. In addition, Section 355(e) of the Code generally creates a presumption that any direct or indirect acquisition of stock of DXC or us within two years before or after the Distribution is part of a plan that includes the Distribution, although the parties may be able to rebut that presumption in certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. If the U.S. Department of Treasury and Internal Revenue Service were to determine that direct or indirect acquisitions of stock of DXC or us, either before or after the Distribution, were part of a plan that includes the Distribution, such determination could cause Section 355(e) of the Code to apply to the Distribution, which could result in a material tax liability.

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

To address compliance with Section 355(e) of the Code, in the Tax Matters Agreement, we agreed to certain restrictions that may limit our ability to pursue certain strategic transactions or engage in other transactions, including stock issuances, certain asset dispositions, mergers, consolidations and other strategic transactions for a period of time following the Distribution. As a result, we may decide to forgo certain transactions that otherwise could be advantageous.

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

Because of their current or former positions with DXC, certain of our directors and officers own DXC common stock and equity awards. Although our Board of Directors consists of a majority of directors who are independent, some of our directors and officers continue to have a financial interest in DXC common stock and equity awards. In addition, the Chairman and a member of our Board of Directors are employed as the DXC Chairman, President and Chief Executive Officer, and DXC Chief Financial Officer, respectively. Continuing ownership of DXC common stock and equity awards, or service as a director at both companies could create, or appear to create, potential conflicts of interest if we have disagreements with DXC about the contracts between us that continue, or face decisions that could have different implications for us and DXC.

We have limited operating history as an independent publicly-traded company, and our historical financial information is not necessarily representative of the results we would have achieved as an independent publicly traded company and may not be a reliable indicator of our future results.

We derived the Perspecta historical financial information through May 31, 2018 included in this Annual Report on Form 10-K from DXC’s combined and consolidated financial statements, and this information does not necessarily reflect the results of operations and financial positions we would have achieved as an independent publicly-traded company during the periods presented or those that we will achieve in the future. This is primarily because of the following factors:

•
Prior to the Spin-Off, we operated as part of DXC’s broader corporate organization and DXC performed various corporate functions for us, including IT, tax administration, treasury activities, technical accounting, benefits administration, procurement, legal and ethics and compliance program administration. Our historical financial information through May 31, 2018 reflects allocations of corporate expenses from DXC for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent publicly-traded company.

•	We entered into transactions with DXC that did not exist prior to the Spin-Off, such as DXC’s provision of certain IT services, which has caused us to incur new costs.

•
Our historical financial information through May 31, 2018 does not reflect changes that have resulted from our separation from DXC, including changes in our cost structure, personnel needs, tax profile, financing and business operations. As part of DXC, we enjoyed certain benefits from DXC’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments, and we lost these benefits after the Spin-Off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of DXC prior to the Spin-Off.

•
The Mergers resulted in our consolidated operations and the results therefrom being substantially different than USPS’s operations and the results therefrom and a result, our historical information will not necessarily reflect our results of operations going forward.

Following the Spin-Off, we are also responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations, and public reporting. Therefore, the financial statements through May 31, 2018 may not be indicative of our future performance as an independent publicly-traded company. For additional information about our past financial performance and the basis of presentation of the financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes included elsewhere in this Annual Report on Form 10-K.
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

Our stock price may fluctuate significantly.

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

The timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. We may not pay a dividend in the future, or continue to pay any dividend if we do commence paying dividends.

We have contracts with the U.S. federal government that are classified which may limit investor insight into portions of our business.

Revenue is derived from classified programs with the U.S. federal government that are subject to security restrictions which preclude the dissemination of information that is classified for national security purposes. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors may have less insight into our classified programs than our other programs and therefore less ability to fully evaluate the risks related to our classified business.

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

Several provisions of our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Nevada law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These include provisions that:

•
permit us to issue blank check preferred stock with conversion and exchange rights that could negatively affect the rights of our common stockholders, and the Board of Directors could take that action without stockholder approval;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

As of March 31, 2019, we conducted our operations in approximately 60 Perspecta-owned or leased locations occupying approximately 2.7 million square feet. Our major locations are in Chantilly, Herndon, and Clarksville, Virginia, where we occupy approximately 1.0 million square feet, collectively, used primarily for our corporate headquarters, customer service and data centers. We have other significant facilities located in Boise, Idaho, Reston, Virginia, and San Diego, California, where we occupy approximately 0.2 million, 0.1 million, and 0.1 million square feet, respectively, used primarily for customer service. We consider our facilities to be well-maintained and adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

See Note 20 – “Commitments and Contingencies” to the financial statements for information regarding legal proceedings in which we are involved.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “PRSP” since June 1, 2018. Prior to that time, there was no public market for our stock.

Number of Holders

As of May 31, 2019, there were 42,284 holders of record of our common stock.

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the year ended March 31, 2019.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On June 1, 2018, our Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. The following table provides information on a monthly basis for the quarter ended March 31, 2019 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
January 1, 2019 to January 31, 2019	295,111	$18.96	295,111	$351
February 1, 2019 to February 28, 2019	240,684	$20.68	240,684	$346
March 1, 2019 to March 31, 2019	269,655	$20.74	269,655	$340
Total	805,450	$20.07	805,450

Performance Comparison Graph

The following graph shows a comparison from June 1, 2018 (the date our common stock commenced trading on the New York Stock Exchange) through March 31, 2019 of the cumulative total return for our common stock, with the comparable cumulative total return of the Standard & Poor’s (“S&P”) Midcap 400 Index and the Dow Jones US Computer Services Index. The graph assumes that $100 was invested at the market close on June 1, 2018 in our common stock, the S&P Midcap 400 Index and the Dow Jones US Computer Services Index and that dividends have been reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Equity Compensation Plans

See Item 12, contained in Part III of this Annual Report for information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present our selected historical financial data. We derived the selected historical financial data as of and for the fiscal years ended March 31, 2019 and 2018, as of and the five months ended March 31, 2017, and as of and for the fiscal year ended October 31, 2016 from the audited financial statements included elsewhere in this Annual Report on Form 10-K. Our selected historical financial data set forth below as of and for the fiscal year ended October 31, 2015 are derived from our audited financial statements not included elsewhere herein. We derived the selected historical financial data as of and for the fiscal year ended October 31, 2014 from the historical books and records of HPE. In the opinion of management, the unaudited combined financial statements as of and for the fiscal year ended October 31, 2014 have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of ordinary recurring adjustments, necessary for a fair statement of the information for the periods presented.

The selected historical financial data may not be indicative of our performance, financial conditions or results of operations following the Spin-Off and Mergers. You should read the selected financial data presented below in conjunction with the information contained under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and accompanying notes included elsewhere in this Annual Report on Form 10‑K.

Statement of Operations Data:

	Successor(1)		Predecessor
	Fiscal Years Ended March 31,		Five Months Ended March 31, 2017	Fiscal Years Ended October 31,
(in millions)	2019	2018		2016	2015	2014
Revenue	$4,030	$2,819	$1,073	$2,732	$2,585	$2,955
Income (loss) before taxes	112	199	59	129	(51)	221
Income tax expense (benefit)	40	(9)	23	49	(22)	83
Net income (loss)	72	208	36	80	(29)	138

Balance Sheet Data:

	Successor(1)		Predecessor
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017	October 31, 2016	October 31, 2015	October 31, 2014
						(unaudited)
Total assets	$6,083	$3,679	$1,073	$1,234	$1,512	$1,416
Capital leases
Current capital lease obligations	137	160	139	145	127	111
Non-current capital lease obligations	168	144	155	215	223	224
Total capital leases	305	304	294	360	350	335
Long-term debt
Current maturities of long-term debt	80	—	—	—	—	—
Long-term debt, net of current maturities	2,297	—	—	—	—	—
Total long-term debt	2,377	—	—	—	—	—
Total equity	2,162	2,729	416	338	555	539
(1) The fiscal year ended March 31, 2019 is not directly comparable to fiscal year 2018 financial results due to the Spin-Off and Mergers on June 1, 2018, and fiscal years 2019 and 2018 are not directly comparable to periods ending prior to April 1, 2017, which reflect USPS’s financial results before the HPES Merger (as defined below) on April 1, 2017. See Note 1 – “Overview and Summary of Significant Accounting Policies” to the financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of end-to-end enterprise IT services to government customers across U.S. federal, state and local markets. Using our market-leading enterprise offerings and solutions, we help our government customers implement modern collaborative workplaces, hybrid cloud platforms and integrated digital systems of engagement with their enterprise management systems. By delivering these modern enterprise solutions, often while ensuring interoperability with mission critical legacy systems, we believe we have helped our government customers better realize the benefits of technology, which will ultimately enable them to fulfill their mission objectives and achieve their desired business outcomes.

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

We believe our breadth of contracts and customers in the U.S. government, and our longstanding history of having partnered with our public sector customers for more than 50 years via our legacy companies, provides us with a competitive advantage. For example, we have existing contracts with a range of public sector entities ranging from the VA, to the U.S. Postal Service, National Aeronautics and Space Administration, the U.S. Food and Drug Administration and large state and local government customers such as the county of San Diego, California. Based on this breadth of experience and our expertise, we believe we are well positioned to help our U.S. government customers continue their ongoing digital transformation journey.

Perspecta was formed on May 31, 2018, when DXC completed the Spin-Off and Mergers. Following the completion of the Spin-Off and Mergers, Perspecta, a Nevada corporation, became a publicly traded company. Perspecta’s common stock began trading under the ticker symbol “PRSP” on the New York Stock Exchange on June 1, 2018. The financial results of Perspecta prior to May 31, 2018, are based upon the historical results of USPS and do not give effect to the Mergers. See Note 1 – “Overview and Summary of Significant Accounting Policies” to the financial statements for additional details.

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of Perspecta’s results of operations and cash flows for the year ended March 31, 2019. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes, as well as the other information included in this Annual Report on Form 10-K and our other public filings.

Segments and Services

Our reportable segments are (1) Defense and Intelligence, which provides services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies, and (2) Civilian and Health Care, which provides services to the DHS, DOJ, HHS, as well as other federal civilian and state and local government agencies. Segment information is included in Note 19 – “Segment Information” to the financial statements. For a discussion of risks associated with our operations, see Part I, Item 1A “Risk Factors.”

Factors and Trends Affecting our Results of Operations
Revenue Generation
Revenue is generated by providing services on a variety of contract types which vary in duration from as little as six months to more than ten years. Factors affecting revenue include, among others, our ability to successfully:

•	bid on and win new contract awards;

•	satisfy existing customers, obtain add-on business, and win contract re-competes;

•	compete on services offered, delivery models offered, technical ability and innovation, quality, flexibility, experience, and results created; and

•	identify and integrate acquisitions and leverage them to generate new revenue.
Earnings are impacted by the above revenue factors and, among others, our ability to:

•	integrate acquisitions and eliminate redundant costs;

•	control costs, particularly labor costs, subcontractor expenses, and overhead costs including health care, pension and general and administrative costs;

•	anticipate talent needs to avoid staff shortages or excesses; and

•	accurately estimate various factors incorporated in contract bids and proposals.
Competitive Markets
We believe that we are well positioned to take advantage of the markets in which we operate because of our expertise in providing information technology services to public sector customers. Our ability to effectively manage project engagements, including logistics, client requirements, engineering resources and service levels, will affect our financial performance. Increased competition from other government contractors and market entrants seeking to take advantage of certain industry trends may result in the emergence of companies that are better able to compete against us.
Regulations
Increased audit, review, investigation and general scrutiny by U.S. government agencies of government contractors’ performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws could affect our operating results. Negative publicity and increased scrutiny of government contractors in general, including us, relating to U.S. government expenditures for contractor services; incidents involving the mishandling of sensitive or classified information; and the increasingly complex requirements of the DoD and the intelligence community, including those related to cybersecurity, management of federal health care cost growth, and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and health care, could impact our ability to perform in the marketplace.
Seasonality
The U.S. federal government’s fiscal year ends on September 30. It is not uncommon for U.S. federal government agencies to award extra tasks or complete other contract actions in the weeks leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. We have generally experienced increased bid and proposal costs in the months leading up to the U.S. federal government’s fiscal year end as we pursue new contract opportunities being awarded shortly before the U.S. federal government fiscal year end. We also experience some seasonality effects from the timing of the fiscal year end close for state and local governments, which in many instances are different than the U.S. federal government fiscal year end. In general, we tend to experience an increase in revenue in the first half of the calendar year from our state and local government customers as that is when funds are generally allocated to specific projects. Finally, we also tend to generate less revenue and profit from our labor services during the three months ending December 31, as a result of increased employee vacations during the holiday season.

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
Revenue is driven by our ability to secure new contracts and to deliver solutions and services that add value to our customers. Our ability to add value for customers, and therefore generate revenue, depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly across all government industries and domains. Our market is highly competitive and has characteristics unique to the federal contracting environment. Almost all of our U.S. federal government contracts and subcontracts may be modified, curtailed, or terminated either at the convenience of the government or for default based on factors set forth in the FAR. Upon termination for convenience of a fixed-price type contract, our U.S. federal government contracts normally entitle us to receive the purchase price for delivered items, reimbursement for contractual commitments and allowable costs for work-

in-process, and a reasonable allowance for profit, although there can also be financial impact resulting from the negotiated contract settlement. Upon termination for convenience of a U.S. federal government cost reimbursable or time and material contract, we are normally entitled to reimbursement of allowable costs plus a fee. Allowable costs generally include the cost to terminate agreements with suppliers and subcontractors.
The amount of the fee recovered, if any, generally is related to the portion of the work completed prior to termination and is determined by negotiation. See Part I, Item 1A “Risk Factors.” If contracts are lost through the competitive bid process, our operating results may differ materially and adversely from those anticipated. Finally, shifting U.S. federal government priorities can also impact the future of projects. Management monitors U.S. federal government priorities and industry factors through numerous industry and government publications and forecasts, legislative activity, budgeting and appropriation processes, and by participating in industry professional associations in order to anticipate these shifting priorities.

Backlog

Since our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), on April 1, 2018, revenue from remaining unsatisfied performance obligations is now calculated as the dollar value of our remaining performance obligations on executed contracts. As of March 31, 2019, approximately $3.6 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize approximately 67% of these remaining performance obligations as revenue within one year and approximately 79% within two years, with the remainder recognized thereafter.
Total contract value (“TCV”) backlog is our estimate of the remaining revenue from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. TCV backlog can include award fees, incentive fees, or other variable consideration estimated at the most likely amount to which the Company is expected to be entitled to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. TCV backlog includes both funded and unfunded future revenue under government contracts.

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

The estimated value of our TCV backlog as of March 31, 2019 was as follows:

(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Funded backlog	$1,215	$1,023	$2,238
Unfunded backlog	5,429	3,016	8,445
Total contract value backlog	$6,644	$4,039	$10,683

Results of Operations
Fiscal Year 2019 Highlights

Financial highlights for the fiscal year ended March 31, 2019 include the following:

•	Revenue was $4.0 billion.

•
Net income was $72 million, including the cumulative impact of certain items of $281 million, reflecting restructuring costs of $10 million, transaction, separation and integration-related costs of $106 million and amortization of acquired intangible assets of $165 million.

•	We generated $462 million of cash from operations.

Revenue

Our total revenue for the year ended March 31, 2019 was $4.0 billion, an increase of $1.2 billion as compared to revenue for the year ended March 31, 2018. The revenue growth is primarily driven by $1.3 billion attributed to the revenue acquired in the Mergers, new contracts and increased scope on existing contracts, partially offset by decreases in contract scope and contract completions.

Our total revenue for the year ended March 31, 2018 was $2.8 billion, an increase of $87 million as compared to revenue for the year ended October 31, 2016. The results for the year were primarily impacted by an increase of $79 million in revenue from new business and $63 million associated with increases in ongoing business in addition to the exclusion of certain USPS consulting activities that were historically conducted pursuant to contracts held by HPE, rather than USPS or its subsidiaries. Because those contracts were not novated to USPS until after October 31, 2016, no information regarding USPS consulting activities performed pursuant to those contracts has been presented in USPS’s results of operations for the year ended October 31, 2016. These increases were offset by contracts that concluded or were renewed at a lower rate in 2018 as compared to the year ended October 31, 2016 and by $133 million in revenue recognized in the year ended October 31, 2016 associated with a major contract renegotiation.

Revenue for the years ended March 31, 2019 and March 31, 2018, five months ended March 31, 2017 and the year ended October 31, 2016 were as follows:

	Successor				Predecessor
	Fiscal Years Ended		Change from Fiscal 2019 to 2018		Five Months Ended	Fiscal Year Ended	Change from Fiscal 2018 to 2016
(in millions)	March 31, 2019	March 31, 2018	$	%	March 31, 2017	October 31, 2016	$	%
Defense and Intelligence	$2,587	$1,416	$1,171	83%	$488	$1,153	$263	23%
% of total revenue	64%	50%			45%	42%
Civilian and Health Care	1,443	1,403	40	3%	585	1,579	(176)	(11)%
% of total revenue	36%	50%			55%	58%
Total revenue	$4,030	$2,819	$1,211	43%	$1,073	$2,732	$87	3%

Defense and Intelligence Segment

Our Defense and Intelligence segment revenue during the year ended March 31, 2019 was $2.6 billion, or 64% of our total revenue for the period, and represented an increase of $1.2 billion or 83% as compared to the prior year. The revenue growth is primarily driven by $1.2 billion attributed to the revenue acquired in the Mergers, growth in new contracts and increases in scope on existing contracts across multiple programs, partially offset by a net decrease related to the divestiture of a contract due to organizational conflict of interest, decreases in scope on certain contracts and contract completions.

Our Defense and Intelligence segment revenue during the year ended March 31, 2018 was $1.4 billion, or 50% of our total revenue for the period, and represented an increase of $263 million or 23% as compared to the year ended October 31, 2016. The increase was primarily due to an increase in revenue from new business and increases in ongoing business, in addition to the exclusion of certain USPS consulting activities in the prior period, as mentioned above.

For the year ended March 31, 2019, Defense and Intelligence segment contract awards were $4.7 billion.

Civilian and Health Care Segment

Our Civilian and Health Care segment revenue during the year ended March 31, 2019 was $1.4 billion, or 36% of our total revenue for the period, and represented an increase of $40 million or 3% as compared to the prior year. The revenue growth is primarily driven by $62 million attributed to the revenue acquired in the Mergers, new contracts and increased scope on existing contracts, partially offset by decreases in contract scope and contract completions.

Our Civilian and Health Care segment revenue during the year ended March 31, 2018 was $1.4 billion, or 50% of our total revenue for the period, and represented a decrease of $176 million or 11% as compared to the year ended October 31, 2016. The decrease was primarily due to contracts that concluded or were renewed at a lower rate in 2018 as to the year ended October 31, 2016, and revenue recognized in the year ended October 31, 2016 associated with a major contract renegotiation.

For the year ended March 31, 2019, Civilian and Health Care segment contract awards were $2.1 billion.

Costs and Expenses for Years Ended March 31, 2019 and March 31, 2018

	Fiscal Year Ended	Percentage of Revenue	Fiscal Year Ended	Percentage of Revenue	Change
(in millions)	March 31, 2019		March 31, 2018		$	%
Costs of services	$3,043	76%	$2,155	76%	$888	41%
Selling, general and administrative	300	7%	182	6%	118	65%
Depreciation and amortization	330	8%	167	6%	163	98%
Restructuring costs	10	—%	14	—%	(4)	(29)%
Separation and integration-related costs	106	3%	90	3%	16	18%
Interest expense, net	121	3%	12	—%	109	908%
Other expense, net	8	—%	—	—%	8	NM
Total costs and expenses	$3,918	97%	$2,620	93%	$1,298	50%

Income before taxes	$112	3%	$199	7%	$(87)	(44)%
Income tax expense (benefit)	40	1%	(9)	—%	49	(544)%
Net income	$72	2%	$208	7%	$(136)	(65)%
Costs of services
Costs of services for the year ended March 31, 2019 were $3.0 billion and increased by $888 million as compared to cost of services for the year ended March 31, 2018. Costs of services as a percentage of revenue was 76% for the year ended March 31, 2019, as compared to 76% for the same period of the prior year due to continued focus on cost discipline and program management on our fixed-price portfolio. We expect that over the long-term, contract mix will continue to move in the direction of fixed price.
Costs of services for the year ended March 31, 2018 were $2.2 billion and increased by $69 million as compared to cost of services for the year ended October 31, 2016. The increase is due to increases in new and ongoing business in addition to the exclusion of certain USPS consulting activities that were historically conducted pursuant to contracts held by HPE, rather than USPS or its subsidiaries. Because those contracts were not novated to USPS until after October 31, 2016, no information regarding USPS consulting activities performed pursuant to those contracts has been presented in USPS’s results of operations for the year ended October 31, 2016. These increases were offset by USPS’s implementation of certain strategic measures to improve efficiencies across multiple clients and programs and the 2016 major contract renegotiation.
Selling, general and administrative
Selling, general and administrative expenses for the year ended March 31, 2019 was $300 million and increased by $118 million as compared to the year ended March 31, 2018. Selling, general and administrative expenses as a percentage of revenue was 7% for the year ended March 31, 2019, as compared to 6% for the comparable periods of the prior year.

Selling, general and administrative expenses for the year ended March 31, 2018 was $182 million and decreased by $25 million as compared to the year ended October 31, 2016. The decrease was largely driven by efficiencies gained as a result of USPS’s implementation of certain strategic measures to improve efficiencies in an effort to reduce expenses.
Depreciation and amortization
Depreciation and amortization for the year ended March 31, 2019 was $330 million and represented 8% of revenue, an increase, on a percentage of revenue basis, from the year ended March 31, 2018, which was largely driven by the Merger resulting in an increase of $96 million of amortization related to acquired intangible assets.
Depreciation and amortization for the year ended March 31, 2018 was $167 million and represented 6% of revenue, a decrease, on a percentage of revenue basis, from the year ended October 31, 2016, which was largely driven by reductions in property and equipment balances in the period associated with acquisition accounting.
Separation and integration-related costs
Separation and integration-related costs for the year ended March 31, 2019 were $106 million and represented 3% of revenue. Separation and integration-related costs were associated with expenses incurred in connection with the Spin-Off and Mergers.
Separation and integration-related costs for the year ended March 31, 2018 were $90 million and represented 3% of revenue. Separation and integration-related costs of $42 million and $48 million were associated with expenses incurred in connection with the strategic combination of CSC with the HPE Enterprise Services business (“HPES”) to form DXC (“HPES Merger”) and the Spin-Off and Mergers, respectively.
Interest expense, net
Interest expense, net for the year ended March 31, 2019 was $121 million, an increase of $109 million as compared to the year ended March 31, 2018, primarily due to the Credit Facilities (as defined in Note 12 – “Debt” to the financial statements), resulting in total indebtedness of approximately $2.4 billion as of March 31, 2019.
Interest expense, net for the year ended March 31, 2018 was $12 million and relates to interest associated with capital lease obligations. Interest expense for the year decreased by $19 million as compared to the year ended October 31, 2016, primarily due to reductions in capital lease balances in the period.
Other expense, net
Other expense, net comprises certain components of the net periodic pension cost for defined benefit pension plans, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses. The $8 million increase in other expense, net for the year ended March 31, 2019 as compared to the prior year was primarily due to a pension remeasurement charge of $35 million in the fourth quarter, partially offset by the $24 million gain on the May 2018 sale of a contract to eliminate a potential organizational conflict of interest that resulted from the Mergers.
Income tax expense (benefit)
Our effective tax rate (“ETR”) on income for the year ended March 31, 2019 was 36%. In fiscal year 2019, the ETR was primarily impacted by discrete items including the revaluation of our state deferred taxes, the posting of a valuation allowance on our Virginia state tax deferred items, and non-deductible transaction costs. Our ETR on income for the year ended March 31, 2018 was (5)%. In fiscal year 2018, the ETR was primarily impacted by the U.S. tax reform legislation enacted in December 2017. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 15 – “Income Taxes” to the financial statements.

Costs and Expenses for Five Months Ended March 31, 2017 and Year Ended October 31, 2016

	Predecessor
	Five Months Ended	Percentage of Revenue	Fiscal Year Ended	Percentage of Revenue
(in millions)	March 31, 2017		October 31, 2016
Costs of services	$820	76%	$2,086	76%
Selling, general and administrative	77	7%	207	8%
Depreciation and amortization	73	7%	225	8%
Restructuring costs	—	—%	20	1%
Separation costs	34	3%	34	1%
Interest expense, net	10	1%	31	1%
Total costs and expenses	$1,014	95%	$2,603	95%

Income before taxes	$59	5%	$129	5%
Income tax expense	23	2%	49	2%
Net income	$36	3%	$80	3%

Costs of services
Costs of services for the five months ended March 31, 2017 was $820 million and represented 76% of revenue, which was the same, on a percentage of revenue basis, as the year ended October 31, 2016.
Selling, general and administrative
Selling, general and administrative expenses for the five months ended March 31, 2017 were $77 million and represented 7% of revenue, a 1% decrease, on a percentage of revenue basis, from the year ended October 31, 2016.
Depreciation and amortization
Depreciation and amortization for the five months ended March 31, 2017 was $73 million and represented 7% of revenue, a 1% decrease, on a percentage of revenue basis, from the year ended October 31, 2016, which was largely driven by reductions in property and equipment balances in the period.
Separation costs
Separation costs for the five months ended March 31, 2017 were $34 million and represented 3% of revenue. Separation costs were associated with expenses incurred in connection with the HPES Merger. Separation costs for the year ended October 31, 2016 were $34 million and mainly related to the separation of HPE from HPI in early 2016.
Interest expense, net
Interest expense, net for the five months ended March 31, 2017 was $10 million or 1% of revenue, which was the same, on a percentage of revenue basis, as the year ended October 31, 2016. Interest expense relates to interest associated with capital lease obligations.
Liquidity and Capital Resources
Following the Spin-Off and Mergers, existing cash and cash equivalents and cash generated by operations continue to be our primary sources of liquidity, as well as available borrowings under our Revolving Credit Facility (as defined in Note 12 – “Debt” to the financial statements) and sales of receivables under a U.S. federal government obligor receivables purchase facility established pursuant to a Master Accounts Receivable Purchase Agreement, dated July 14, 2017, by and among PES LLC, our wholly-owned subsidiary, and certain financial institutions (the MARPA Facility). Our primary cash needs will continue to be for working capital, capital expenditures and other discretionary investments, as well as to service our outstanding indebtedness, including borrowings under our Credit Facilities; however, our capital structure and liquidity profile have changed because we are no longer a part of DXC. Our ability to fund our future operating needs depends, in part, on our ability to continue to generate positive cash flows from operations and, if necessary, raise cash in the capital markets. Based upon our history of generating strong cash flows, it is our belief that we will be able to meet our short-term liquidity and cash needs, including debt servicing, through the combination of cash flows from operating activities, available cash balances, available borrowings under our Revolving Credit Facility and sales of receivables under our MARPA Facility. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities, although there can be no assurance that we will able to obtain such financing on acceptable terms (or at all) in the future.
Upon completion of the Spin-Off on May 31, 2018, we (i) closed on financing of an aggregate of $2.0 billion under our Term Loan A Facilities and $500 million under our the Term Loan B Facility, net of $34 million of debt issuance costs, and (ii) drew $50 million in borrowings under our Revolving Credit Facility, net of $9 million of debt issuance costs. Proceeds were used by Perspecta to pay a distribution of approximately $984 million in cash to DXC and to pay transaction costs associated with the Spin-Off and Mergers. Proceeds also funded the $400 million cash consideration paid to Veritas Capital for the Mergers and approximately $1.0 billion repayment of existing Vencore debt.
In July 2017, the Financial Conduct Authority (the authority that regulates the London Interbank Offered Rate, or “LIBOR”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.
Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts when transition and transformation costs are incurred. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.
See Note 20 – “Commitments and Contingencies” to the financial statements for discussion of general purpose of guarantees and commitments.
The anticipated sources of funds to fulfill such commitments are listed below:

(in millions)	March 31, 2019
Cash and cash equivalents	$88
Available borrowings under our Revolving Credit Facility	600
Total liquidity	$688
Cash and Cash Equivalents and Cash Flows
Prior to the Spin-Off and Mergers we reflected transfers of cash to and from Parent’s cash management system as a component of Parent company investment on the balance sheet. The following table summarizes our cash flow activity:

	Successor		Predecessor
	Fiscal Years Ended		Fiscal Year Ended
(in millions)	March 31, 2019	March 31, 2018	October 31, 2016
Net cash provided by operating activities	$462	$530	$495
Net cash used in investing activities	(1,318)	(34)	(21)
Net cash provided by (used in) financing activities	955	(496)	(474)
Net increase in cash and cash equivalents, including restricted	99	—	—
Cash and cash equivalents, including restricted, at beginning of year	—	—	—
Cash and cash equivalents, including restricted, at end of year	99	—	—
Less restricted cash and cash equivalents included in other current assets	11	—	—
Cash and cash equivalents at end of year	$88	$—	$—
Operating Cash Flow
Net cash provided by operating activities for the year ended March 31, 2019 was $462 million, as compared to $530 million for the year ended March 31, 2018. The decrease of $68 million included decreases in net cash of

$134 million from movements in working capital assets and liabilities, partially offset by a $66 million increase in net income adjusted for non-cash items.
Net cash provided by operating activities for the year ended March 31, 2018 was $530 million, as compared to $495 million for the year ended October 31, 2016. The increase of $35 million was driven by an increase in net income of $128 million, partially offset by decreases in adjustments to net income of $89 million and decreases in net cash from movements in working capital of $4 million.
Investing Cash Flow
Net cash used in investing activities for the year ended March 31, 2019 was $1.3 billion, as compared to $34 million during the year ended March 31, 2018. The increase of $1.3 billion was predominantly due to acquisitions of $312 million and payments of acquired debt of $994 million in the year ended March 31, 2019, as compared to no cash paid for acquisitions or acquired debt in the comparable period of the prior fiscal year.
Net cash used in investing activities for the year ended March 31, 2018 was $34 million, as compared to $21 million during the year ended October 31, 2016. This increase of $13 million in cash used in investing activities was driven by higher purchases of property and equipment and higher payments for outsourcing contract costs.
Financing Cash Flow
Net cash provided by financing activities for the year ended March 31, 2019 was $955 million, as compared to net cash used in financing activities of $496 million during the year ended March 31, 2018. The increase in cash provided by financing activities of $1.5 billion was primarily due to issuance of long-term debt of $2.5 billion in connection with the Spin-Off and Mergers, partially offset by net transfers to Parent prior to the Spin-Off.
Net cash used in financing activities for the year ended March 31, 2018 was $496 million, as compared to $474 million during the year ended October 31, 2016. The increase was due to higher cash transfers to Parent, which are mainly associated with higher cash provided by operating activities.
Capital Resources
The following table summarizes our total debt:

(in millions)	March 31, 2019	March 31, 2018
Current maturities of long-term debt	$80	$—
Long-term debt, net of current maturities	2,297	—
Total debt	$2,377	$—

The $2.4 billion increase in total debt as of March 31, 2019, as compared to total debt as of March 31, 2018, was attributed to the Credit Facilities obtained to fund the Spin-Off and Mergers.

As discussed above, on May 31, 2018, we closed on financing of approximately $2.6 billion, of which $50 million related to amounts drawn on the Revolving Credit Facility. During the year ended March 31, 2019, we repaid $220 million of debt, including $170 million in term loans, of which $104 million were voluntary repayments, and the $50 million Revolving Credit Facility balance. At March 31, 2019, our $600 million Revolving Credit Facility remains unused.

We were in compliance with all financial covenants associated with our borrowings as of March 31, 2019. For more information on our debt, see Note 12 – “Debt” to the financial statements.

The following table summarizes our capitalization ratios:

(in millions)	March 31, 2019	March 31, 2018
Total debt and capital leases	$2,682	$304
Cash and cash equivalents	88	—
Net debt(1)	$2,594	$304

Total debt and capital leases	$2,682	$304
Equity	2,162	2,729
Total capitalization	$4,844	$3,033

Debt-to-total capitalization	55%	10%
Net debt-to-total capitalization(1)	54%	10%
(1) Net debt is total debt less cash and cash equivalents. Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The increase in our total capitalization as of March 31, 2019, as compared to total debt as of March 31, 2018, was primarily due to a $2.3 billion increase in net debt, partially offset by a $567 million decrease in equity, which were primarily a result of the effects of the Spin-Off and Mergers.

Interest Rate Swaps

We use interest rate swaps to reduce our exposure to increases in interest rates on our variable rate debt. The interest rate swaps effectively convert our floating interest rate debt into fixed interest rate debt. Each swap agreement is designated as a cash flow hedge. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR. At March 31, 2019, one-month LIBOR was 2.50%. The net receipt or payment from the interest rate swap agreements is included on the statements of operations as interest expense. Beginning in 2021, there is expected to be a transition from LIBOR as an interest rate benchmark. We are currently evaluating the implications of the LIBOR transition for our swap arrangements.
The following table summarizes our interest rate swaps at March 31, 2019:

Inception	Maturity	Notional Amount (in millions)	Weighted- Average Interest Rate Paid
May 2018	May 2021	$400	2.57%
May 2018	May 2022	500	2.61%
October 2018	October 2022	200	2.92%
May 2018	May 2023	500	2.68%
Total / Weighted-average interest rate		$1,600	2.66%

Share Repurchases

On June 1, 2018, Perspecta’s Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. During the fiscal year ended March 31, 2019, 2.7 million shares were purchased at an aggregate purchase price of $60 million, of which $1 million was settled subsequent to the end of the year.

Dividends
During the fiscal year ended March 31, 2019, the Board of Directors declared cash dividends to our stockholders of approximately $33 million in the aggregate, of which $25 million had been paid as of March 31, 2019 and $8 million of which was paid on April 16, 2019.

On May 21, 2019, the Board of Directors declared a dividend of $0.06 per common share payable on July 16, 2019 to common stockholders of record at the close of business on June 5, 2019.
Off-Balance Sheet Arrangements
We are party to a receivables sales arrangement with off-balance sheet risk. See Note 5 – “Receivables” to the financial statements for information about our receivables sales arrangement.
Contractual Obligations

Our contractual obligations as of March 31, 2019 were as follows:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt(1)	$88	$422	$1,351	$536	$2,397
Capitalized lease obligations(2)	137	146	22	—	305
Operating leases	57	55	19	5	136
Purchase obligations(3)	18	71	—	—	89
Interest payments(4)	127	207	123	37	494
Totals(5)(6)	$427	$901	$1,515	$578	$3,421
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
(5) See Note 14 – “Pension and Other Benefit Plans” for the estimated liability related to estimated future benefit payments under our pension and other postretirement plans that have been omitted from this table.
(6) We have excluded obligations for uncertain tax positions of $52 million, as the timing of such payments, if any, cannot be reasonably estimated.
Critical Accounting Policies and Estimates
The preparation of the financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, acquisition accounting and income taxes.

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

To determine the proper revenue recognition, the Company first evaluates whether it has a duly approved and enforceable contract with a customer, in which the rights of the parties and payment terms are identified, and collectability is probable. The Company also evaluates whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an ID/IQ award. In addition, the Company assesses contract modifications to determine whether the changes to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications for the Company may relate to changes in contract specifications and requirements and do not add distinct services, and therefore are accounted for as part of the original contract. If contract modifications add distinct goods or services and increase the contract value by the stand-alone selling price, those modifications are accounted for as separate contracts.

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

Contracts with the U.S. federal government are generally subject to the FAR and priced on an estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. federal government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. federal government agencies is based on specific negotiations with each customer. The Company excludes any taxes collected or imposed when determining the transaction price.

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

The Company has contracts to provide services that will be delivered under distinct and individual performance obligations. Revenue for contracts in which control of services provided does not transfer until delivery to the customer is recognized at a point in time.

Acquisition Accounting

When we acquire a controlling financial interest through a business combination, we use the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the assets acquired and liabilities assumed is recognized as goodwill.

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

Income Taxes
On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). As a fiscal year taxpayer with an October 31 tax year-end, the Company was not subject to many of the tax law provisions until fiscal year 2019; however, GAAP principles required the Company to revalue its deferred tax assets and liabilities with resulting tax effects accounted for in the reporting period of enactment including retroactive effects during fiscal year 2018. Perspecta’s fiscal year ended March 31, 2019 contains multiple tax years, one of which began prior to the enactment of the Tax Act and ended upon the Spin-Off on May 31, 2018 and, therefore, the Company was required to blend its federal tax rate to take into account a differing applicable federal tax rate for the portion of the fiscal year preceding the Spin-Off and the portion thereafter. The Company’s net income before taxes for the fiscal year ended March 31, 2019 relating to the period prior to the Spin-Off is subject to federal tax on DXC’s tax return at an applicable federal tax rate of 23.3% under Section 15 of the Code. The Company computed a weighted federal tax rate based upon the number of days that the Company’s fiscal year would be taxed at 23.3% and the number of days that the Company’s federal tax rate was reduced to 21%. For fiscal year 2019, the Company has an estimated blended corporate U.S. federal income tax rate of approximately 21.4%.

Under SEC staff issued Staff Accounting Bulletin No 118, the Company made reasonable estimates and recorded provisional amounts during the Company’s fiscal year ended March 31, 2018. The Company has not made any adjustments to the provisional amounts recorded. As of December 22, 2018, we have completed the accounting for all the impacts of the Tax Act. Parent is still in the process of calculating return to provision adjustments for USPS for tax years ending prior to the enactment of the Tax Act. The Company will recognize the return to provision adjustments in the period in which they are finalized and provided by Parent.

For years ending prior to the Spin-Off and Mergers, our operations were historically included in the tax returns filed by the respective Parent entities of which our businesses have been a part. The Company’s tax balances as of the beginning of the fiscal year, as well as our tax provisions for the pre-merger period contained in the financial statements included elsewhere in this Annual Report on Form 10-K, are presented on a separate return basis as if USPS filed its own tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented.

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

We record accruals for uncertain tax positions in accordance with Accounting Standards Codification Topic 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We make adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit. The provision for income taxes includes the effects of adjustments for uncertain tax positions, as well as any related interest and penalties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We actively monitor our exposures to potential loss arising from adverse changes in market rates and prices and manage such risks through our regular operating and financing activities or the use of derivative financial instruments.

Our exposure to market risk for changes in interest rates relates primarily to our $2.4 billion of outstanding debt. We present the fair value of our long-term debt using an expected present value technique, which is based on currently observable market inputs, using interest rates currently available to us for instruments with similar terms and remaining maturities. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. See Note 7 – “Fair Value” to the financial statements for more information. The interest expense associated with our Term Loan A Facilities, Term Loan B Facility, and any loans under our Revolving Credit Facility will vary with market rates.

Our exposure to financial risk from changes in interest rates relates primarily to our $2.3 billion of debt outstanding under our senior secured credit facilities. Pursuant to our interest rate risk management strategies, during the year ended March 31, 2019, we used interest rate cash flow hedges to add stability to our interest expense and to manage our exposure to interest rate increases. The gross notional amount of the Company’s interest rate swaps at March 31, 2019 was $1.6 billion. Net of the benefit from our interest-rate derivatives, a hypothetical 1% increase in interest rates would increase the interest expense incurred under our senior secured loan facilities by approximately $7 million for the next twelve months following March 31, 2019, and likewise decrease our net income and cash flows. We have not entered into any hedging transactions for speculative or trading purposes. Prior to the Spin-Off, DXC managed the risk related to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Combined Financial Statements	Page

Report of Independent Registered Public Accounting Firm	49
Consolidated Combined Statements of Operations for the Fiscal Years Ended March 31, 2019 and 2018, the Five Months Ended March 31, 2017 and the Fiscal Year Ended October 31, 2016	50
Consolidated Combined Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2019 and 2018, the Five Months Ended March 31, 2017 and the Fiscal Year Ended October 31, 2016	51
Consolidated Combined Balance Sheets as of March 31, 2019 and 2018	52
Consolidated Combined Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended March 31, 2019 and 2018, the Five Months Ended March 31, 2017 and the Fiscal Year Ended October 31, 2016	53
Consolidated Combined Statements of Cash Flows for the Fiscal Years Ended March 31, 2019 and 2018, the Five Months Ended March 31, 2017 and the Fiscal Year Ended October 31, 2016	54

Notes to Consolidated Combined Financial Statements
Note 1 – Overview and Summary of Significant Accounting Policies	55
Note 2 – Acquisitions	65
Note 3 – Revenue	70
Note 4 – Earnings Per Share	71
Note 5 – Receivables	71
Note 6 – Restructuring	72
Note 7 – Fair Value	73
Note 8 – Derivative Instruments	74
Note 9 – Property and Equipment	75
Note 10 – Goodwill	75
Note 11 – Intangible Assets	76
Note 12 – Debt	77
Note 13 – Capital Leases	78
Note 14 – Pension and Other Benefit Plans	78
Note 15 – Income Taxes	82
Note 16 – Related Party Transactions and Parent Company Investment	85
Note 17 – Stock-based Compensation	86
Note 18 – Stockholders’ Equity	89
Note 19 – Segment Information	90
Note 20 – Commitments and Contingencies	92
Note 21 – Subsequent Events	94

Supplementary Data	95

All financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Perspecta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated combined balance sheets of Perspecta Inc. (the “Company”) (formerly the U.S. Public Sector Business of DXC Technology Company) as of March 31, 2019 and March 31, 2018, the related consolidated combined statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for the fiscal years ended March 31, 2019 and 2018, the five months ended March 31, 2017 and the fiscal year ended October 31, 2016 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the fiscal years ended March 31, 2019 and 2018, the five months ended March 31, 2017 and the fiscal year ended October 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of a Matter

As discussed in Note 1 to the financial statements, DXC Technology Company (“DXC”) acquired the Company through the merger of Computer Sciences Corporation and the Enterprise Services Business of Hewlett-Packard Enterprise Company (“HPE”) on April 1, 2017. These combined financial statements of the Company were derived from the consolidated and combined financial statements and accounting records of DXC for the period from April 1, 2018 to May 31, 2018 and the fiscal year ended March 31, 2018 and HPE for the five months ended March 31, 2017 and the fiscal year ended October 31, 2016 as if the Company were operated on a standalone basis during the periods presented. The consolidated combined statements of operations of the Company reflect allocations of general corporate expenses of DXC and HPE. These allocations may not reflect the expense the Company would have incurred as a standalone company for the periods presented.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 6, 2019

We have served as the Company’s auditor since 2017.

PERSPECTA INC.
CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended March 31, 2017	Fiscal Year Ended October 31, 2016
(in millions, except per share amounts)	March 31, 2019	March 31, 2018
Revenue	$4,030	$2,819	$1,073	$2,732

Costs of services	3,043	2,155	820	2,086
Selling, general and administrative	300	182	77	207
Depreciation and amortization	330	167	73	225
Restructuring costs	10	14	—	20
Separation and integration-related costs	106	90	34	34
Interest expense, net	121	12	10	31
Other expense, net	8	—	—	—
Total costs and expenses	3,918	2,620	1,014	2,603

Income before taxes	112	199	59	129
Income tax expense (benefit)	40	(9)	23	49
Net income	$72	$208	$36	$80

Earnings per common share(1):
Basic	$0.44	$1.46	$0.25	$0.56
Diluted	$0.44	$1.46	$0.25	$0.56
(1) Earnings per common share information for the fiscal year ended March 31, 2018, the five months ended March 31, 2017, and the fiscal year ended October 31, 2016 is computed using the 142.43 million shares of Perspecta common stock resulting from the Distribution as Perspecta did not operate as a stand-alone entity during the period, and therefore, no Perspecta common stock, stock options or other equity awards were outstanding and no dividends were declared or paid by Perspecta.

The accompanying notes are an integral part of these consolidated combined financial statements.

PERSPECTA INC.
CONSOLIDATED COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended March 31, 2017	Fiscal Year Ended October 31, 2016
(in millions)	March 31, 2019	March 31, 2018
Net income	$72	$208	$36	$80
Other comprehensive income (loss), net of taxes:
Cash flow hedge adjustment, net of tax benefit of $8, $0, $0 and $0	(23)	—	—	—
Comprehensive income	$49	$208	$36	$80

The accompanying notes are an integral part of these consolidated combined financial statements.

PERSPECTA INC.
CONSOLIDATED COMBINED BALANCE SHEETS

(in millions, except share and per share amounts)	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$88	$—
Receivables, net	484	354
Other receivables	92	—
Prepaid expenses	141	74
Deferred contract costs	35	21
Other current assets	38	—
Total current assets	878	449
Property and equipment, net	368	290
Goodwill	3,179	2,022
Intangible assets, net	1,466	897
Other assets	192	21
Total assets	$6,083	$3,679
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$80	$—
Current capital lease obligations	137	160
Accounts payable	246	195
Accrued payroll and related costs	91	17
Accrued expenses	396	137
Deferred revenue and advance contract payments	33	53
Other current liabilities	31	43
Total current liabilities	1,014	605
Long-term debt, net of current maturities	2,297	—
Non-current capital lease obligations	168	144
Deferred tax liabilities	171	176
Other long-term liabilities	271	25
Total liabilities	3,921	950
Commitments and contingencies
Stockholders’ equity:
Parent company investment, prior to Spin-Off	—	2,729
Common stock, par value $0.01 per share; authorized 750,000,000; 165,844,994 issued and 163,099,080 outstanding at March 31, 2019 and 0 shares issued and outstanding at March 31, 2018	2	—
Additional paid-in capital	2,242	—
Retained earnings	2	—
Accumulated other comprehensive loss	(23)	—
Treasury stock at cost, 2,745,914 and 0 shares at March 31, 2019 and 2018, respectively	(61)	—
Total stockholders’ equity	2,162	2,729
Total liabilities and stockholders' equity	$6,083	$3,679

The accompanying notes are an integral part of these consolidated combined financial statements.

PERSPECTA INC.
CONSOLIDATED COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Parent Company Investment	Total Stockholders’ Equity
	Shares	Amount
Successor:
Balance at April 1, 2017	—	$—	$—	$—	$—	$—	$416	$416
Effects of purchase accounting	—	—	—	—	—	—	2,434	2,434
Net income	—	—	—	—	—	—	208	208
Transfers to Parent, net	—	—	—	—	—	—	(329)	(329)
Balance at March 31, 2018	—	—	—	—	—	—	2,729	2,729
Impact of adoption of new accounting standard	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	—	49	49
Transfers to Parent, net	—	—	—	—	—	—	(145)	(145)
Balance at May 31, 2018	—	—	—	—	—	—	2,637	2,637
Dividend to DXC prior to May 31, 2018	—	—	(984)	—	—	—	—	(984)
Spin-Off activity	142,426	2	2,635	—	—	—	(2,637)	—
Mergers activity	23,273	—	578	—	—	—	—	578
Net income	—	—	—	23	—	—	—	23
Other comprehensive loss	—	—	—	—	(23)	—	—	(23)
Stock-based compensation	—	—	9	—	—	—	—	9
Repurchases of common stock	—	—	—	—	—	(60)	—	(60)
Stock option exercises and other common stock transactions	146	—	2	—	—	(1)	—	1
Dividends declared ($0.20 per common share)	—	—	(12)	(21)	—	—	—	(33)
Separation-related tax adjustment	—	—	14	—	—	—	—	14
Balance at March 31, 2019	165,845	$2	$2,242	$2	$(23)	$(61)	$—	$2,162

(in millions)	Parent Company Investment	Total Equity
Predecessor:
Balance at October 31, 2015	$555	$555
Net income	80	80
Transfers to Parent, net	(297)	(297)
Balance at October 31, 2016	338	338
Net income	36	36
Transfers from Parent, net	42	42
Balance at March 31, 2017	$416	$416

The accompanying notes are an integral part of these consolidated combined financial statements.

PERSPECTA INC.
CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended March 31, 2017	Fiscal Year Ended October 31, 2016
(in millions)	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$72	$208	$36	$80
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330	167	73	225
Net periodic benefit cost	26	—	—	—
Stock-based compensation	11	6	7	20
Deferred income taxes	8	(28)	38	(14)
Gain on sale of assets	(25)	—	—	—
Restructuring charges	10	14	—	20
Other non-cash charges, net	1	—	(1)	(3)
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	102	49	32	179
Prepaid expenses and other current assets	(25)	20	40	79
Accounts payable, accrued expenses and other current liabilities	(18)	113	(125)	—
Deferred revenue and advanced contract payments	(11)	(11)	(43)	(70)
Income taxes payable	(22)	—	—	—
Accrued restructuring	(4)	(8)	(5)	(21)
Other assets and liabilities, net	7	—	—	—
Net cash provided by operating activities	462	530	52	495
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(312)	—	—	—
Extinguishment of Vencore debt and related costs	(994)	—	—	—
Proceeds from sale of assets	25	—	—	—
Purchases of property, equipment and software	(26)	(18)	(2)	(14)
Payments for outsourcing contract costs	(11)	(16)	(8)	(7)
Net cash used in investing activities	(1,318)	(34)	(10)	(21)
Cash flows from financing activities:
Principal payments on long-term debt	(170)	—	—	—
Proceeds from debt issuance	2,500	—	—	—
Payment of debt issuance costs	(46)	—	—	—
Proceeds from revolving credit facility	50	—	—	—
Payments on revolving credit facility	(50)	—	—	—
Payments on capital lease obligations	(172)	(157)	(65)	(160)
Repurchases of common stock	(59)	—	—	—
Repurchases of common stock to satisfy tax withholding obligations	(1)	—	—	—
Dividend to DXC	(984)	—	—	—
Dividends paid to Perspecta stockholders	(25)	—	—	—
Transfers (to) from Parent, net	(88)	(339)	23	(314)
Net cash provided by (used in) financing activities	955	(496)	(42)	(474)
Net increase in cash and cash equivalents, including restricted	99	—	—	—
Cash and cash equivalents, including restricted, at beginning of year	—	—	—	—
Cash and cash equivalents, including restricted, at end of year	99	—	—	—
Less restricted cash and cash equivalents included in other current assets	11	—	—	—
Cash and cash equivalents at end of year	$88	$—	$—	$—
Supplemental cash flow disclosures:
Interest paid	$115	$11	$10	$31
Income taxes paid (refunded), net	61	19	(15)	63
Supplemental schedule of non-cash investing and financing activities:
Equipment acquired through capital leases	$180	$156	$10	$170
Dividends declared but not yet paid	8	—	—	—
Stock issued for the acquisition of Vencore	578	—	—	—

The accompanying notes are an integral part of these consolidated combined financial statements.

PERSPECTA INC.
NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

Note 1 – Overview and Summary of Significant Accounting Policies

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

On May 31, 2018, DXC Technology Company (“DXC”) completed the spin-off of its U.S. Public Sector (“USPS”) business (the “Spin-Off”) and mergers with Vencore Holding Corp (“Vencore HC”) and KGS Holding Corp. (“KGS HC”) (the “Mergers”), which became wholly-owned subsidiaries of Perspecta. As consideration for the Mergers, Perspecta paid affiliates of Veritas Capital Fund Management L.L.C. (“Veritas Capital”) $400 million in cash and approximately 14% of the total number of shares of Perspecta common stock outstanding immediately after the Mergers (on a fully diluted basis, excluding certain unvested equity incentive awards). See Note 2 – “Acquisitions.”

Perspecta’s Amendment No. 3 to the Registration Statement on Form 10 (the “Registration Statement”), filed with the Securities and Exchange Commission (“SEC”) on April 30, 2018, was declared effective on May 2, 2018. Perspecta’s common stock began regular-way trading on the New York Stock Exchange on June 1, 2018 under the ticker symbol “PRSP.”

The accompanying consolidated combined financial statements and notes present the combined results of operations, financial position, and cash flows of USPS for the periods prior to the completion of the Spin-Off and the combination with Vencore HC and KGS HC. Accordingly, the term “Parent” refers to DXC for the period from April 1, 2017 to May 31, 2018. As used in these Notes, the “Company,” “we,” “us,” and “our” refer to the combined businesses of USPS for the period from April 1, 2017 through May 31, 2018, and to Perspecta and its consolidated subsidiaries beginning June 1, 2018 and for the period from June 1, 2018 through March 31, 2019.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. USPS historically reported its results based on a fiscal year ending on October 31 and upon the formation of DXC, the Company began reporting its results based on a fiscal year ended March 31. The accompanying financial statements for the annual period ending October 31, 2016 and for the five months ended March 31, 2017 do not give effect to purchase price allocation adjustments associated with the HPES Merger (as defined in Note 2 – “Acquisitions”). These adjustments are reflected in the successor period results for the annual periods ending March 31, 2019 and 2018, therefore, the successor period results are not comparable to the predecessor period results.
Prior to the Spin-Off and Mergers, the Parent maintained various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. USPS’s employees participate in those programs and a portion of the cost of those plans are allocated and included on the statement of operations. However, the balance sheets do not include any net benefit plan obligations as the pension plans were accounted as multiemployer benefit plans.
After the Spin-Off, DXC does not have any beneficial ownership of Perspecta or USPS. The chief executive officer and chief financial officer of DXC serve as members of the board of directors of Perspecta (the “Board of Directors”). Consequently, transactions between DXC and Perspecta are reflected as related party transactions pursuant to the disclosure requirements of Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures. For additional information about the allocation of expenses from DXC prior to the Spin-Off and certain continuing responsibilities between the Company and DXC, see Note 16 – “Related Party Transactions and Parent Company Investment.”

In the opinion of management of the Company, the accompanying financial statements of Perspecta and its subsidiaries contain all adjustments, including normal recurring adjustments, necessary to present fairly Perspecta’s financial position as of March 31, 2019 and 2018 and its results of operations and cash flows for the fiscal years ended March 31, 2019 and 2018, and the five months ended March 31, 2017, and the fiscal year ended October 31, 2016.

Principles of Consolidation and Combination

The financial statements as of and for the fiscal year ended March 31, 2019 reflect the financial position and results of operations of the Company, its consolidated subsidiaries and the joint ventures and partnerships over which the Company has a controlling financial interest. The financial statements as of and for periods prior to the consummation of the Spin-Off, reflect the financial position and results of operations of USPS as described above. All intercompany transactions and accounts within the combined businesses of USPS have been eliminated.
Intercompany transactions between USPS and Parent other than leases with Hewlett Packard Enterprise Company’s (“HPE”) wholly-owned leasing subsidiary (“HPE Financial Services”) are considered to be effectively settled in the combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flows within financing activities and in the combined balance sheets within Parent company investment.
The financial statements for the periods prior to the Spin-Off are prepared on a carved-out and combined basis from the financial statements of DXC. The consolidated combined statements of operations of USPS reflect allocations of general corporate expenses from DXC, including, but not limited to, executive management, finance, legal, IT, employee benefits administration, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. Management of Perspecta considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, USPS. The allocations may not, however, reflect the expense USPS would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if USPS had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as IT and infrastructure.
The balance sheet of Perspecta as of March 31, 2018 included Parent assets and liabilities that are specifically identifiable or otherwise attributable to USPS, including subsidiaries and affiliates in which Parent has a controlling financial interest or is the primary beneficiary. Parent’s cash has not been assigned to USPS for the period as of March 31, 2018 because those cash balances are not directly attributable to USPS. USPS reflected transfers of cash to and from Parent’s cash management system as a component of Parent company investment on the combined balance sheet. Parent’s receivables sales facility and long-term debt, other than capital lease obligations, have not been attributed to USPS for any of the periods presented because Parent’s borrowings are not the legal obligation of USPS.
The predecessor financial statements include the operations of USPS except for certain USPS consulting activities that were historically conducted pursuant to contracts with HPE rather than the Company or one of its subsidiaries. Because those contracts were not novated to USPS until after October 31, 2016, no information regarding USPS’s consulting activities performed pursuant to those contracts has been presented in our results of operations for the fiscal years ended October 31, 2016 and 2015 and only a portion of the revenue associated with USPS’s consulting activities is presented in USPS’s results of operations above for the five months ended March 31, 2017. Periods subsequent to March 31, 2017 reflect all these consulting activities performed pursuant to those contracts in our results of operations. For comparability purposes, the revenue and income before taxes related to these contracts not reflected in the results of operations for the periods referenced above are set forth below:

	Predecessor
	Five Months Ended	Fiscal Year Ended
(in millions)	March 31, 2017	October 31, 2016
Revenue	$10	$136
Income before taxes	$3	$42

Business Segment Information

The Company reports separately information about each of its operating segments that engage in business activities from which revenue is recognized and expenses are incurred, and for which discrete financial information is available. These operating results are regularly reviewed by the Company’s chief operating decision maker, who is the Chief Executive Officer. During the period prior to the Spin-Off, the Company had identified a single reportable segment that was regularly reviewed by the Chief Operating Officer, who was the Company’s chief operating decision maker during that period. As a result of the Spin-Off and Mergers and the identification of a new chief operating decision maker, management reevaluated its reportable segments and determined that the information obtained, reviewed, and used by the chief operating decision maker to manage the Company’s financial performance is based on two reportable segments rather than one. These segments are aligned with the Company’s industries:

•	Defense and Intelligence - provides services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies.

•	Civilian and Health Care - provides services to the Departments of Homeland Security, Justice, and Health and Human Services, as well as other federal civilian and state and local government agencies.

The segment information for the period prior to the Spin-Off has been recast to reflect the Company’s current reportable segments structure. There is no impact on the Company’s previously reported consolidated combined statements of operations, balance sheets or statements of cash flows resulting from these segment changes.

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

Leases with HPE’s Wholly-Owned Leasing Subsidiary

The Company enters into leasing arrangements with HPE Financial Services, which are cash settled on a recurring basis in accordance with the contractual terms of the leasing arrangements. These leasing arrangements are accounted for as capital leases or operating leases based on the contractual terms of the individual leasing arrangements. Capital lease obligations are presented on the face of the combined balance sheets in current and non-current capital lease liability and principal payments on these obligations are reflected in payments on lease liability within financing activities on the statements of cash flows.

Parent Company Investment

Parent company investment on the balance sheet and statements of equity represents Parent’s historical investment in the Company, the net effect of transactions with and allocations from Parent and our accumulated earnings through the date of the Spin-Off and Mergers.

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

To determine the proper revenue recognition, the Company first evaluates whether it has a duly approved and enforceable contract with a customer, in which the rights of the parties and payment terms are identified, and collectability is probable. The Company also evaluates whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an indefinite delivery/indefinite quantity award. In addition, the Company assesses contract modifications to determine whether the changes to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications for the Company may relate to changes in contract specifications and requirements and do not add distinct services, and therefore are accounted for as part of the original contract. If contract modifications add distinct goods or services and increase the contract value by the stand-alone selling price, those modifications are accounted for as separate contracts.

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

When a performance obligation is not satisfied over time, the Company recognizes revenue when it satisfies the performance obligation at a point in time. To determine the point in time at which a performance obligation is satisfied, the Company considers indicators of the transfer of control in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), including delivery of services to the customer, acceptance of services by the customer and having present right to payment.

Billed Receivables

Amounts billed and due from the Company’s customers, primarily the U.S. federal government, are classified as receivables, net of allowance for doubtful accounts on the balance sheets.

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

Contract liabilities include advance contract payments and billings in excess of revenue recognized. Under certain contracts, the Company receives advances and milestone payments from its customers that exceed revenue earned to date, resulting in contract liabilities. Advances typically are not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the Company from the customer failing to adequately complete some or all of its obligations under the contract.

Costs to Obtain a Contract

Certain sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. For sales commissions earned on contracts with a period of benefit of less than one year, the Company applies the practical expedient to recognize the costs as incurred. For sales commissions earned on contracts with a period of benefit beyond one year, such costs are deferred and amortized on a straight-line basis over the term of the contract, not to exceed five years. The closing balance of the associated asset and expense was not material as of and during the fiscal year ended March 31, 2019.

Costs to Fulfill a Contract

Costs incurred to fulfill a contract include costs that are directly related to a contract or an anticipated contract that generate or enhance resources to be used in satisfying performance obligations and are expected to be recovered. These costs are recognized as an asset in accordance with ASC Topic 340, Other Assets and Deferred Costs, and are recognized on a systematic basis that is consistent with the transfer to the customer of the services to which the asset relates. The closing balance of the associated asset and expense was not material as of and during the fiscal year ended March 31, 2019.

Stock-based Compensation Expense

The Company provides different forms of stock-based compensation to its employees and non-employee directors. This includes time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and stock options. The Company accounts for stock-based compensation in accordance with ASC Topic 718 Compensation—Stock Compensation, which requires the use of a valuation model to calculate the fair value of certain stock-based awards. The fair value of the RSUs and the PSUs awards is determined on the grant date, based on the Company’s closing stock price. Stock-based awards generally vest one to three years from the date of grant and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. We expense the fair value of stock-based awards on a straight-line basis over the service period during which the restrictions lapse. The Company accounts for forfeitures as they occur.

Prior to the Spin-Off and Mergers, certain employees participated in Parent’s stock-based compensation plans. The Parent utilized the Black-Scholes-Merton option pricing model to estimate the fair value of stock options subject to service-based vesting conditions. Parent estimated the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model as these awards contain market conditions. Stock-based compensation expense was recognized only for those awards expected to meet the service and performance vesting conditions on a straight-line basis over the service period of the award.

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

The Company records accruals for uncertain tax positions in accordance with ASC Topic 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company makes adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit. The provision for income taxes includes the effects of adjustments for uncertain tax positions, as well as any related interest and penalties. Interest and penalties related to unrecognized tax benefits are recognized and included in the provision for income taxes on the accompanying statements of operations. Accrued interest and penalties are included in the related tax liability on the balance sheets.

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

Restricted Cash

The Company accounts for amounts collected associated with its MARPA Facility and unremitted to the Financial Institutions as restricted cash within our other current assets caption on the balance sheet. See Note 5 – “Receivables” for additional information and definitions of MARPA Facility and Financial Institutions.

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

Property and Equipment

Property and equipment, which includes assets under capital lease, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset or the remaining lease term, whichever is shorter.
The estimated useful lives of the Company’s property and equipment are as follows:

Property and Equipment	Estimated Useful Lives
Buildings	Up to 40 years
Computers and related equipment	4 to 5 years
Furniture and other equipment	2 to 15 years
Land	Not a depreciable asset
Leasehold improvements	Shorter of lease term or useful life

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
The goodwill impairment test initially involves the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative analysis under ASC Topic 350, Goodwill and Other Intangible Assets, considers all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events.
The Company’s annual goodwill impairment analysis, which was performed qualitatively as of July 1, 2018, did not result in an impairment charge.
Intangible Assets

The estimated useful lives for finite-lived intangible assets are shown below:

Intangible Assets	Estimated Useful Lives
Acquired backlog	1 year
Software	2 to 10 years
Developed technology	6 years
Program assets	4 to 14 years
Outsourcing contract costs	Contract life, excluding option years

Acquired backlog intangible assets represent the funded economic value of predominantly long-term contracts, less the amount of revenue already recognized on those contracts. Acquired backlog was valued using the excess earnings approach, amortized over a one year period. Software is amortized predominantly using the straight-line method. Developed technology intangible assets represent acquired intellectual property and were valued using the relief from royalty method. Program assets are acquired customer relationships and are amortized in proportion to the estimated undiscounted cash flows projected over the estimated life of the asset or on a straight-line basis if such cash flows cannot be reliably estimated. Costs of outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed on a straight-line basis over the contract life, excluding option years. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract premiums and transition/set-up costs. Contract premiums are amounts paid to customers in excess of the fair value of assets acquired and are amortized as a reduction to revenue. Transition/set-up costs are primarily associated with assuming control over customer IT operations and transforming them consistent with contract specifications.

Long-Lived Asset Impairment

The Company reviews intangible assets with finite lives and long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of assets based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the asset is impaired. We measure the amount of impairment loss, if any, as the difference between the carrying amount of the asset and its fair value using an income approach or, when available and appropriate, using a market approach.
Pension and Other Benefit Plans

The Company accounts for its pension, other postretirement employee benefit (“OPEB”), defined contribution and deferred compensation plans using the guidance of ASC Topic 710, Compensation—General, and ASC Topic 715, Compensation—Retirement Benefits. The Company recognizes actuarial gains and losses and changes in fair value of plan assets in earnings at the time of plan remeasurement as a component of net periodic benefit cost, included in other expense, net on our statements of operations. Typically plan remeasurement occurs on the last day of each fiscal year. The remaining components of net periodic benefit cost, primarily current period interest costs and expected return on plan assets, are recorded on a monthly basis.

Inherent in the application of the actuarial methods are key assumptions including, but not limited to, discount rates, expected long-term rates of return on plan assets, mortality rates, rates of compensation increases, and medical cost trend rates. Company management evaluates these assumptions annually and updates assumptions as necessary. The fair value of plan assets is determined based on the prevailing market prices or estimated fair value of investments when quoted prices are not available.

We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans under GAAP as either an asset recorded within other non-current assets or a liability recorded within non-current liabilities on our balance sheets. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The funded status under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, is calculated on a different basis than under GAAP.

Loss Contingencies

The Company is involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. We record a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, which, along with amendments issued in 2015 through 2017, replaced most existing revenue recognition guidance under GAAP and eliminated industry specific guidance. ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also addresses the timing of recognition of certain costs incurred to obtain or fulfill a customer contract. Further, it requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and information regarding significant judgments and changes in judgments made.

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

We recorded a net increase to opening retained earnings of $4 million as of April 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact related to the capitalization of certain sales commissions. The impact of adoption on revenue, selling, general, and administrative expenses, and net income was not material for the fiscal year ended March 31, 2019. The cumulative impact of adoption on our March 31, 2019 balance sheet was as follows:

(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Receivables, net	$484	$515	$(31)
Deferred contract costs	35	31	4
Other assets	192	184	8
Liabilities and Stockholders’ Equity:
Deferred revenue and advance contract payments	$33	$56	$(23)
Deferred tax liabilities	171	167	4
Other long-term liabilities	271	279	(8)
Total stockholders’ equity	2,162	2,154	8

See Note 3 – “Revenue” for further details.

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that whenever cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals must be presented on the statement of cash flows to the related captions on the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. The Company adopted ASU 2016-18 on April 1, 2018, on a retrospective basis. The adoption of the amendment changed the presentation of certain information on the statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The Company adopted ASU 2017-01 on April 1, 2018. The adoption of the amendment did not have a significant impact on the financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The Company early adopted the ASU 2017-12 on April 1, 2018. The adoption of the amendment did not have a significant impact on the financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). Previous guidance required the aggregation of all the components of net periodic benefit costs on the statements of operations and did not require disclosure of the location of net periodic costs on the statements of operations. Under the amended guidance, the service cost component of net periodic benefit cost is included within the same line as other compensation expenses. All other components of net periodic benefit cost must be reported outside of operating income. The Company adopted ASU 2017-07 in the first quarter of the fiscal year ended March 31, 2019 when pension obligations were acquired in the Mergers. The adoption of this guidance resulted in no retrospective change to the previous period presented because the Company had no defined benefit pension expense during that period. The net periodic pension expense discussed in Note 14 – “Pension and Other Benefit Plans” does not include a service cost component, so all expense is reported in other expense, net on the statement of operations.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The amendments in ASU 2016-16 require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Under current GAAP, current and deferred income taxes for intra-entity asset transfers are not recognized until the asset has been sold to an outside party. The amendments have been applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the guidance in the first quarter of the fiscal year ended March 31, 2019. The adoption of the amendments did not result in a significant impact on the financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU 2017-04 require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted ASU 2017-04 in the second quarter of the fiscal year ended March 31, 2019, but the application of this guidance did not impact the Company’s goodwill impairment test performed as of July 1, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A—Leases (“ASU 2016-02”). ASU 2016-02, along with related amendments (“ASC 842”), requires lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term on their balance sheets. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. Management has developed a detailed implementation plan, which includes, among other things, implementation of a new lease accounting system, an update to our policies, development of disclosures, evaluation of our controls, and application of the guidance across our contract population. The Company adopted the standard on April 1, 2019 using an optional transition method. Under this method, the Company will apply the standard through a cumulative-effect adjustment in the period of adoption. In addition, the Company has elected to adopt additional practical expedients, including combining lease and non-lease components, applying the discount rate to a portfolio of leases with similar lease terms based on the original lease term, and maintaining prior lease classification upon adoption. The Company anticipates adoption of ASC 842 will result in the recognition of approximately $110 million and $130 million of ROU assets and lease liabilities, respectively, on our balance sheet related to operating leases. The Company does not expect the adoption to have a material impact on our statements of operations or cash flows. Management is currently evaluating the new disclosure requirements related to the standard and implementing procedures to facilitate collection of the relevant data for fiscal year 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the impact that this guidance will have on its trade receivables and financial arrangements when adopted.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350- 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 provides guidance for determining when a cloud computing arrangement includes a software license and makes changes to the requirements for capitalizing implementation costs incurred in a hosting arrangement that is as a service contract. The amendment is effective for public entities for fiscal years beginning after December 15, 2019, and early adoption is permitted. The update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adopting ASU 2018-15 on its financial statements and related disclosures, as well as evaluating the date and method of adoption.

Other recently issued ASUs effective after March 31, 2019 are not expected to have a material effect on Perspecta’s financial statements.

Note 2 – Acquisitions
Spin-Off and Mergers
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

The Spin-Off and Mergers were structured as a “Reverse Morris Trust” transaction, in which Perspecta was deemed the accounting acquirer of Vencore HC and KGS HC and their respective subsidiaries. Purchase consideration transferred in a business combination is typically measured by reference to the fair value of equity issued or other assets transferred by the accounting acquirer. Accordingly, the fair value of the purchase consideration transferred was measured based on the fair value of approximately 14% of shares of the combined business, $400 million cash transferred by Perspecta to the Vencore Stockholders, and approximately $1.0 billion paid to extinguish certain existing Vencore indebtedness.

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

The information presented below represents the allocation of Vencore’s purchase price to the assets acquired and liabilities assumed, including acquiree-related transaction costs of $38 million, as of the acquisition date, May 31, 2018. As of March 31, 2019, the Company has finalized the accounting for the Mergers. The major classes of assets and liabilities to which the purchase price was allocated were as follows:

(in millions)	Fair Value
Current assets	$333
Property and equipment	35
Intangible assets	753
Other assets	40
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(194)
Deferred revenue	(12)
Deferred tax liabilities	(10)
Other liabilities	(119)
Net identifiable assets acquired	826
Goodwill	1,146
Consideration transferred	$1,972

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the closing date of the Mergers.

The goodwill recognized in the Mergers is attributable to the intellectual capital, the acquired assembled work force and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill related to the Mergers is not expected to be fully deductible for tax purposes. The goodwill discussed above includes approximately $195 million of tax deductible goodwill. Goodwill arising from the Mergers has been allocated to Perspecta’s reporting units based on the relative fair value of assets acquired.

The Company made certain valuation adjustments to provisional amounts previously recognized. These adjustments resulted in a net $93 million decrease of the goodwill, primarily due to fair value adjustments resulting in an increase in net identifiable assets acquired. As a result, the Company updated the preliminary allocation to Perspecta’s reportable segments as follows: $1.1 billion allocated to Defense and Intelligence and $77 million allocated to Civilian and Health Care.

Intangible assets acquired were as follows:

(in millions, except years)	Weighted-average Amortization Period (in years)	Fair Value
Program assets	13	$625
Developed technology	6	105
Backlog	1	22
Favorable leases	4	1
Total intangible assets	12	$753
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

	Fiscal Year Ended March 31, 2019 Historical Perspecta (1)	Period from April 1, 2018 to May 31, 2018 Historical Vencore HC and KGS HC	Fiscal Year Ended March 31, 2019
(in millions, except per share amounts)			Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin-Off and Mergers
Revenue	$4,030	$244	$—	$—	$4,274
Net income (loss)	$72	$(57)	$(7)	$20	$28

Earnings per common share(2):
Basic	$0.44				$0.17
Diluted	$0.44				$0.17
(1) Revenue and pre-tax income includes $1.3 billion and $185 million, respectively, associated with Vencore HC and KGS HC for the period of June 1, 2018 through March 31, 2019. The pre-tax income excludes amortization of acquired intangible assets, acquisition financing and the allocation of certain corporate overhead costs.
(2) Historical and pro forma combined earnings per common share information is computed based on 164.56 million basic weighted average shares and 164.82 million diluted shares. See Note 4 – “Earnings Per Share.”

	Fiscal Year Ended March 31, 2018
(in millions, except per share amounts)	Historical Perspecta	Historical Vencore HC and KGS HC	Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin-Off and Mergers
Revenue	$2,819	$1,384	$—	$—	$4,203
Net income (loss)	$208	$33	$(1)	$(112)	$128

Earnings per common share(3):
Basic	$1.46				$0.77
Diluted	$1.46				$0.77
(3) Historical earnings per common share information for the year ended March 31, 2018 is computed using the 142.43 million shares of Perspecta common stock resulting from the Distribution. See Note 4 – “Earnings Per Share.” Pro forma combined earnings per common share includes the shares issued by Perspecta in connection with the Mergers on May 31, 2018. As a result, both basic and diluted; pro forma combined earnings per common share information is computed based on 165.70 million shares of Perspecta common stock as Perspecta did not operate as a stand-alone entity during the period, and therefore, no Perspecta common stock, stock options or other equity awards were outstanding and no dividends were declared or paid by Perspecta.

HPES Merger

On April 1, 2017, Computer Sciences Corporation (“CSC”), HPE, Everett SpinCo, Inc. (“Everett”), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett (“Merger Sub”), completed the strategic combination of CSC with the HPE Enterprise Services business (“HPES”) to form DXC (the “HPES Merger”). At the time of the HPES Merger, Everett was renamed DXC, and as a result of the HPES Merger, CSC became a direct wholly owned subsidiary of DXC. The transaction was determined to be a reverse merger and CSC was determined to be the accounting acquirer of DXC. Therefore, for accounting purposes DXC, and in turn USPS, was subject to purchase price allocation adjustments as of April 1, 2017.

The information presented in this note represents allocation of USPS’s purchase price to the assets acquired and liabilities assumed as of the acquisition date, April 1, 2017. The total fair value of consideration transferred for USPS was approximately $2.9 billion. The purchase price was determined based on the enterprise value of USPS estimated as part of the purchase price allocation related to the HPES Merger compared to the total value of all shares issued by DXC.

The allocation of purchase price was completed as of March 31, 2018. The major classes of assets and liabilities to which the purchase price was allocated were as follows:

(in millions)	Fair Value
Cash and cash equivalents	$—
Accounts receivable	403
Prepaid expenses	86
Other current assets	22
Total current assets	511
Property and equipment	183
Intangible assets	976
Other assets	28
Total assets acquired	1,698
Current capital lease obligations, accounts payable, accrued payroll, accrued expenses, and other current liabilities	418
Deferred revenue	71
Non-current capital lease liability	162
Non-current deferred tax liabilities	204
Other liabilities	15
Total liabilities assumed	870
Net identifiable assets acquired	828
Goodwill	2,022
Total estimated consideration transferred	$2,850

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

Unaudited Pro Forma Results of Operations

The following table provides unaudited supplemental pro forma results of operations for fiscal year 2016:

(in millions)	Predecessor Fiscal Year Ended October 31, 2016
Revenue	$2,732
Net income	$103

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

Note 3 – Revenue

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by contract-type, whether the Company performs on the contract as the prime contractor or subcontractor, and customer-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by contract type was as follows:

	Fiscal Year Ended March 31, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$830	$90	$920
Fixed-price	1,365	916	2,281
Time-and-materials	392	437	829
Total	$2,587	$1,443	$4,030
Revenue by prime or subcontractor was as follows:

	Fiscal Year Ended March 31, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$2,431	$1,343	$3,774
Subcontractor	156	100	256
Total	$2,587	$1,443	$4,030

Revenue by customer type was as follows:

	Fiscal Year Ended March 31, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total
U.S. federal government, including independent agencies	$2,574	$1,185	$3,759
Non-federal (state, local and other)	13	258	271
Total	$2,587	$1,443	$4,030

Performance Obligations

As of March 31, 2019, approximately $3.6 billion of revenue is expected to be recognized from remaining unsatisfied performance obligations on executed contracts. The Company expects to recognize approximately 67% of these remaining performance obligations as revenue within one year and approximately 79% within two years, with the remainder recognized thereafter.

Contract Balances

Contract assets and contract liabilities consisted of the following:

(in millions)	Balance Sheets Line Item	March 31, 2019	April 1, 2018
Contract assets:
Unbilled receivables	Receivables, net	$301	$193
Contract liabilities:
Current portion of deferred revenue and advance contract payments	Deferred revenue and advance contract payments	$33	$27
Non-current portion of deferred revenue and advance contract payments	Other long-term liabilities	12	7

Contract assets increased $108 million during the fiscal year ended March 31, 2019, primarily due to the Mergers. Contract assets are net of $31 million of advance contract payments as of March 31, 2019. There were no significant impairment losses related to the Company’s contract assets during the fiscal year ended March 31, 2019.
Contract liabilities increased $11 million during the fiscal year ended March 31, 2019, primarily due to the Mergers. During the fiscal year ended March 31, 2019, the Company recognized $25 million of the deferred revenue and advance contract payments at April 1, 2018 as revenue.

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) for the fiscal year ended March 31, 2019, is computed using the weighted average number of shares of common stock outstanding between the date of the Distribution and the end of the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and vesting of other equity awards. EPS for the fiscal year ended March 31, 2018, the five months ended March 31, 2017 and the fiscal year ended October 31, 2016, are computed using the shares of Perspecta common stock resulting from the Distribution, as we did not operate as a stand-alone entity and therefore, no common stock, stock options or other equity awards were outstanding.

The following table reflects the calculation of basic and diluted EPS:

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended March 31, 2017	Fiscal Year Ended October 31, 2016
(in millions, except per share amounts)	March 31, 2019	March 31, 2018
Net income	$72	$208	$36	$80

Common share information(1):
Weighted average common shares outstanding for basic EPS	164.56	142.43	142.43	142.43
Dilutive effect of stock options and equity awards	0.26	—	—	—
Weighted average common shares outstanding for diluted EPS	164.82	142.43	142.43	142.43

Earnings per common share:
Basic	$0.44	$1.46	$0.25	$0.56
Diluted	$0.44	$1.46	$0.25	$0.56
(1) Earnings per common share information for the fiscal year ended March 31, 2018, the five months ended March 31, 2017, and the fiscal year ended October 31, 2016 is computed using the 142.43 million shares of Perspecta common stock resulting from the Distribution as Perspecta did not operate as a stand-alone entity during the period, and therefore, no Perspecta common stock, stock options or other equity awards were outstanding and no dividends were declared or paid by Perspecta.

Certain RSUs were excluded from the computation of diluted EPS because inclusion of these amounts would have had an anti-dilutive effect. The number of RSUs excluded were as follows:

(in millions)	March 31, 2019
RSUs	0.54
Note 5 – Receivables

Receivables, net consisted of the following:

(in millions)	March 31, 2019	March 31, 2018
Billed trade receivables	$183	$135
Unbilled receivables	301	219
Receivables, gross	484	354
Allowance for doubtful accounts	—	—
Receivables, net	$484	$354

(in millions)	March 31, 2019	March 31, 2018
U.S. federal government, including independent agencies	$430	$297
Non-federal (state, local and other)	54	57
Receivables, net	$484	$354
Receivables Sales Facility

On July 14, 2017, Enterprise Services LLC, a wholly-owned subsidiary of the Company, which has since been renamed Perspecta Enterprise Solutions LLC (“PES LLC”), entered into a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with certain financial institutions (the “Financial Institutions”). The Purchase Agreement established a U.S. federal government obligor receivables purchase facility (the “MARPA Facility”), which is an off-balance sheet facility. Concurrently, Parent entered into a guaranty made in favor of the Financial Institutions, that guarantees the obligations of the sellers and servicers of receivables under the Purchase Agreement. The guaranty does not cover any credit losses under the receivables. In connection with the Spin-Off of USPS, Parent entered into certain amendments to the guaranty whereby Parent can request to terminate its guaranty at the time of the separation of USPS from DXC. On May 31, 2018, the Parent’s guaranty was terminated and Perspecta entered into a new guaranty of PES LLC’s obligations under the Purchase Agreement.

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

Under the MARPA Facility, the Company sells eligible U.S. federal government obligor receivables, including both billed and certain unbilled receivables. The MARPA Facility has a one-year term, but the Purchase Agreement provides for optional extensions, if agreed to by the Financial Institutions, in each case for an additional six month duration.

The Company accounts for these receivable transfers as sales and removes the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. The Company estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized as of March 31, 2019. Sold receivables are presented as a change in receivables within operating activities on the statements of cash flows.

During the fiscal year ended March 31, 2019, the Company sold $2,711 million of billed and unbilled receivables, as compared to $2,091 million during the fiscal year ended March 31, 2018. Collections on sold receivables were $2,752 million and $1,970 million during the fiscal years ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $11 million of cash collected by the Company, but not remitted to the Financial Institutions, which represents restricted cash recorded by the Company within the other current assets caption of the balance sheet as of March 31, 2019. As of March 31, 2018, there was $68 million of cash collected by the Company, but not remitted to the Financial Institutions, which represents restricted cash recorded at the Parent level. Prior to the Spin-Off, the net effect of these transactions with the Parent is reflected in Parent company investment.

Note 6 – Restructuring

Restructuring charges of $10 million, $14 million, zero, and $20 million have been recorded by the Company during the fiscal years ended March 31, 2019 and 2018, the five months ended March 31, 2017, and the fiscal year ended October 31, 2016, respectively, based on restructuring activities impacting certain employees and infrastructure. Restructuring liabilities are included in accrued expenses as well as other long-term liabilities on the balance sheets as of March 31, 2019 and 2018.

Restructuring activities related to certain employees and infrastructure, summarized by plan year, were as follows:

(in millions)	Accrued Restructuring as of March 31, 2018	Costs Expensed	Cash Paid	Accrued Restructuring as of March 31, 2019
Fiscal 2019 Plan:
Workforce reductions	$—	$1	$(1)	$—
Facilities costs	—	2	(2)	—
Total	$—	$3	$(3)	$—

Fiscal 2018 Plan:
Workforce reductions	$1	$—	$(1)	$—
Facilities costs	6	—	(2)	4
Total	$7	$—	$(3)	$4

(in millions)	Accrued Restructuring as of March 31, 2017	Costs Expensed, Net of Reversals	Cash Paid	Accrued Restructuring as of March 31, 2018
Fiscal 2018 Plan:
Workforce reductions	$—	$6	$(5)	$1
Facilities costs	—	8	(2)	6
Total	$—	$14	$(7)	$7

Acquired Restructuring Plan

As a result of the Mergers, the Company acquired deferred costs of $7 million associated with restructuring initiatives from prior years that were reimbursable as agreed upon by the Defense Contract Management Agency. During the fiscal year ended March 31, 2019, these remaining costs were recognized as restructuring expense.

Fiscal 2019 Restructuring Plan

In connection with the Spin-Off and Mergers, management approved a restructuring plan (the “2019 Plan”) in November 2018 to better align Perspecta to its mission and business objectives. The restructuring initiatives include a reduction in workforce as well as consolidation of infrastructure to achieve operating efficiencies, optimize utilization of facilities, and strengthen the Company’s competitiveness. The 2019 Plan also focuses on transitioning the Company’s legacy delivery model from a centralized, services-focused model to a decentralized, customer-focused model that will facilitate a more effective decision-making process tailored to our customer needs.

Fiscal 2018 Restructuring Plan

The Company recorded charges associated with Parent-approved restructuring plans to simplify business processes and accelerate innovation. Restructuring charges can include infrastructure charges to vacate facilities and consolidate operations and contract cancellation costs. We recorded restructuring charges based on estimated employee terminations and site closure and consolidation plans. We accrued for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals were based on existing plans, historical experiences and negotiated settlements.

On June 30, 2017, Parent approved a post-HPES Merger restructuring plan (the “2018 Plan”). The restructuring initiatives are intended to reduce Parent’s cost structure and related operating costs, improve its competitiveness, and facilitate the achievement of acceptable and sustainable profitability. The 2018 Plan focuses mainly on optimizing specific aspects of workforce and re-balancing the pyramid structure. Additionally, this plan includes facility restructuring.

Note 7 – Fair Value
The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company’s long-term debt, excluding capital leases and unamortized debt issuance costs, was $2.3 billion as of March 31, 2019, as compared with the gross carrying value of $2.4 billion. If measured at fair value, long-term debt, excluding capital lease obligations, would be classified in Level 2 of the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are reduced to fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the fiscal years ended March 31, 2019 and 2018.

Note 8 – Derivative Instruments

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

Derivatives Designated for Hedge Accounting
The Company uses interest rate swap agreements designated as cash flow hedges to mitigate its exposure to interest rate risk associated with the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted the debt into fixed interest rate debt. The Company entered into $1.4 billion of notional interest rate swap agreements concurrently with its Credit Facilities (as defined under Note 12 – “Debt”), on May 31, 2018, and $200 million of notional interest rate swap agreements in October 2018. As of March 31, 2019, the Company had interest rate swap agreements with a total notional amount of $1.6 billion. The Company initially accounted for all changes in fair value of its interest rate swaps on the statements of operations until designation as a cash flow hedge of interest rate risk on June 22, 2018. As a result, the Company recorded a gain of $5 million in the first quarter, included in interest expense, net on the statement of operations for the fiscal year ended March 31, 2019.
Following the June 22, 2018 cash flow hedge designation, all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in AOCL, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
For the year ended March 31, 2019, the Company performed both retrospective and prospective hedge effectiveness analyses for the interest rate swaps designated as cash flow hedges. The Company applied the long-haul method outlined in ASC Topic 815, Derivatives and Hedging, to assess retrospective and prospective effectiveness of the interest rate swaps. A quantitative effectiveness analysis assessment of the hedging relationship was performed using regression analysis. As of March 31, 2019, the Company has determined that the hedging relationship was highly effective.
The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $31 million ($23 million, net of tax) during the fiscal year ended March 31, 2019. As of March 31, 2019, we expect amounts of approximately $6 million pertaining to cash flow hedges to be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
Fair Value of Derivative Instruments
All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. As of March 31, 2019, the gross fair value of our derivative liabilities in interest rate swaps designated for hedge accounting is $26 million, of which $4 million is presented in other current liabilities and $22 million is presented in other liabilities on the balance sheet. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as Level 2 inputs.
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

Note 9 – Property and Equipment

Property and equipment, net consisted of the following:

(in millions)	March 31, 2019	March 31, 2018
Land, buildings and leasehold improvements	$58	$72
Computers and related equipment	409	283
Furniture and other equipment	49	1
Total property and equipment, gross	516	356
Less: accumulated depreciation	(148)	(66)
Property and equipment, net	$368	$290

Property and equipment under capital leases included in the table above were as follows:

(in millions)	March 31, 2019	March 31, 2018
Computers and related equipment under capital lease	$377	$274
Less: accumulated depreciation	(130)	(57)
Property and equipment under capital lease, net	$247	$217
Depreciation expense was as follows:

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended March 31, 2017	Fiscal Year Ended October 31, 2016
(in millions)	March 31, 2019	March 31, 2018
Depreciation expense for owned property and equipment	$9	$12	$6	$14
Depreciation expense for property and equipment under capital lease	117	57	62	153
Total depreciation expense	$126	$69	$68	$167
We reclassified $23 million of land and buildings to assets held for sale during fiscal year 2019, included in other current assets on our balance sheet as of March 31, 2019.

Note 10 – Goodwill

The changes in the carrying amount of goodwill, by segment were as follows:

(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Balance as of March 31, 2017	$—	$—	$—
Additions	977	1,045	2,022
Balance as of March 31, 2018	977	1,045	2,022
Additions	1,074	83	1,157
Balance as of March 31, 2019	$2,051	$1,128	$3,179

The additions to goodwill were due to the Mergers described in Note 2 – “Acquisitions,” and allocations from the Parent.

Note 11 – Intangible Assets

Intangible assets were as follows:

	March 31, 2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Program assets	$1,525	$(194)	$1,331
Software	87	(58)	29
Developed technology	105	(22)	83
Backlog	22	(18)	4
Outsourcing contract costs	25	(7)	18
Favorable leases	1	—	1
Total intangible assets	$1,765	$(299)	$1,466

	March 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Program assets	$900	$(69)	$831
Software	75	(28)	47
Outsourcing contract costs	20	(1)	19
Total intangible assets	$995	$(98)	$897

Amortization expense for the fiscal years ended March 31, 2019 and 2018, the five months ended March 31, 2017, and the fiscal year ended October 31, 2016 was $204 million, $98 million, $5 million and $58 million, respectively.

The increase in net and gross carrying value during the fiscal year ended March 31, 2019 was primarily due to the Mergers (see Note 2 – “Acquisitions”).
Estimated future amortization related to intangible assets as of March 31, 2019 was as follows:

Fiscal Year	(in millions)
2020	$199
2021	181
2022	157
2023	145
2024	134
Thereafter	650
Total future amortization	$1,466

Note 12 – Debt
The Company’s outstanding debt as of March 31, 2019 consisted of the following:

	Interest Rates	Maturities	(in millions)
Revolving Credit Facility	LIBOR + 1.50%	May 2023	$—
Term Loan A Facilities (Tranche 1)	LIBOR + 1.375%	May 2021	246
Term Loan A Facilities (Tranche 2)	LIBOR + 1.50%	May 2023	1,588
Term Loan B Facility	LIBOR + 2.25%	May 2025	497
Subtotal senior secured credit facilities			2,331
Senior unsecured EDS Notes	7.45%	October 2029	66
Total debt			2,397
Less: current maturities of long-term debt, net(1)			(80)
Less: unamortized debt issuance costs and premiums(2)			(20)
Total long-term debt, net of current maturities			$2,297
(1) Current maturities of long-term debt are presented net of $8 million of debt issuance costs associated with the Term Loan A Facilities and Term Loan B Facility.
(2) Includes $12 million of unamortized premiums on the assumed Electronic Data Systems Corporation (“EDS”) Notes resulting from the application of fair value accounting associated with the merger of HPES of HPE and CSC to form DXC.

Term Loan Facilities and Revolving Credit Facility
Following the Spin-Off, Perspecta obtained financing under secured credit facilities, consisting of (1) new senior secured term loan credit facilities in an aggregate principal amount of $2.0 billion (the “Term Loan A Facilities”) and $500 million (the “Term Loan B Facility”), net of $34 million of debt issuance costs and (2) a senior secured revolving credit facility in an aggregate principal amount of $600 million (the “Revolving Credit Facility,” and, together with the Term Loan A Facilities and Term Loan B Facility, the “Credit Facilities”), with $50 million initially drawn, net of $9 million of debt issuance costs. The Credit Facilities were in place and drawn upon at the closing of the Mergers on May 31, 2018. These Credit Facilities funded a $984 million cash distribution to DXC stockholders as a result of the Spin-Off, as well as $400 million for the cash consideration paid to Veritas Capital and approximately $1.0 billion repayment of existing Vencore debt. As of March 31, 2019, $600 million of available credit remained undrawn under the Revolving Credit Facility as the initial $50 million borrowing was repaid in June 2018.
The Credit Facilities contain negative covenants customary for financings of this type, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends or other restricted payments such as share repurchases; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; changes in fiscal year and limitations on conduct of business. The Credit Facilities also contain affirmative covenants and representations and warranties customary for financings of this type. Perspecta was in compliance with all applicable covenants as of March 31, 2019.

In addition, the Revolving Credit Facility and Term Loan A Facilities contain financial maintenance covenants requiring, as of the end of any fiscal quarter ending on or after September 30, 2018, (a) a ratio of consolidated total net debt to consolidated EBITDA not in excess of 4.50:1.00, stepping down to 3.75:1.00 at the end of the quarter ending December 31, 2019 and thereafter stepping up to 4.00:1.00 during the twelve-month period following the consummation of a permitted acquisition that involves consideration with a fair market value in excess of $100 million and (b) a ratio of consolidated EBITDA to interest expense of not less than 3.00:1.00. The Company was in compliance with these covenants at March 31, 2019.

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

On December 12, 2018, Perspecta entered into the First Amendment to its Credit Agreement dated May 31, 2018. The amendment includes a 25 basis point reduction in the interest rate applicable to the company’s Term Loan A Facilities and drawn Revolving Credit Facility, and a 5 basis point reduction in the interest rate applicable to the company’s unused commitment fee with respect to the Revolving Credit Facility. The interest rate applicable for the company’s Term Loan B Facility remains unchanged. Further information can be found in the company’s current report on Form 8-K filed with the SEC on December 18, 2018.

Interest on the Company’s term loans is payable monthly or quarterly in arrears. The Company fully and unconditionally guaranteed term loans issued by its 100% owned subsidiaries. Interest on the Company’s senior notes is payable semi-annually in arrears. Generally, the Company’s notes are redeemable at the Company’s discretion at the then-applicable redemption prices plus accrued interest.
Expected maturities of long-term debt as of March 31, 2019 are as follows:

Fiscal Year	(in millions)
2020	$88
2021	88
2022	334
2023	88
2024	1,263
Thereafter	536
Total	$2,397

Note 13 – Capital Leases

Capital leases primarily consist of contractual arrangements with HPE Financial Services. Capital lease obligations included on the balance sheets were $305 million and $304 million as of March 31, 2019 and 2018, respectively. During the year ended March 31, 2019, the Company renegotiated certain capital lease obligations, resulting in an increase of $23 million to capital lease obligations, $19 million to property and equipment and $4 million to intangible assets. Net interest expense on capital lease obligations was $20 million, $12 million, $10 million and $31 million for the fiscal years ended March 31, 2019 and 2018, the five months ended March 31, 2017 and the fiscal year ended October 31, 2016, respectively.
As of March 31, 2019, future minimum lease payments required to be made under capital leases were as follows:

Fiscal Year	(in millions)
2020	$153
2021	98
2022	62
2023	20
2024	3
Total minimum lease payments	336
Less: amount representing interest and executory costs	(31)
Present value of net minimum lease payments	305
Less: current capital lease liability	(137)
Non-current capital lease liability	$168

Note 14 – Pension and Other Benefit Plans

The Company offers a defined benefit pension plan, a retiree medical plan, life insurance benefits, deferred compensation plans and defined contribution plans. The Company’s defined benefit pension and retiree medical plans are not admitting new participants; therefore, changes to pension and OPEB liabilities are primarily due to market fluctuations of investments, actuarial assumptions for the measurement of liabilities and changes in interest rates.

Defined Benefit Plans
As a result of the Mergers, the Company now sponsors defined benefit pension and retiree medical plans for the benefit of eligible employees acquired in the Mergers. At the date of the Mergers, the net projected benefit obligations and assets were $489 million and $419 million, respectively, of which $7 million was recorded in other assets and $77 million in other long-term liabilities. The Company did not contribute to the defined benefit pension and other postretirement benefit plans during the fiscal year ended March 31, 2019.

The following table provides a reconciliation of the Company’s benefit obligation, plan assets and funded status:

	Fiscal Year Ended March 31, 2019
(in millions)	Defined Benefit Pension Plan	Retiree Medical Plan
Projected benefit obligation at beginning of year	$—	$—
Benefit obligation assumed as a result of the Mergers	482	7
Service cost	—	—
Interest cost	16	—
Actuarial loss	13	1
Plan participant contributions	—	1
Actual benefits paid	(20)	(2)
Projected benefit obligation at end of year	491	7

Fair value of plan assets at beginning of year	—	—
Assets assumed as a result of the Mergers	405	14
Actual return on plan assets	3	—
Plan participant contributions	—	1
Benefits paid	(20)	(2)
Fair value of plan assets at end of year	388	13
(Unfunded) funded status at end of year	$(103)	$6

The following table provides amounts recognized on our balance sheet for the funded status:

	As of March 31, 2019
(in millions)	Defined Benefit Pension Plan	Retiree Medical Plan
Other assets	$—	$6
Other long-term liabilities	103	—

The components of net periodic benefit cost recognized in other expense, net on our statement of operations consisted of the following:

	Fiscal Year Ended March 31, 2019
(in millions)	Defined Benefit Pension Plan	Retiree Medical Plan
Service cost	$—	$—
Interest cost	16	—
Expected return on plan assets	(24)	(1)
Recognition of net actuarial loss	35	—
Net periodic benefit cost	$27	$(1)
The weighted-average rates used to determine the benefit obligation at March 31, 2019 and net periodic benefit cost for the subsequent year were as follows:

	Defined Benefit Pension Plan	Retiree Medical Plan
Discount rate	4.1%	4.0%
Expected long-term rate of return on assets	7.8%	6.7%

Plan Asset Allocations

The Company has the fiduciary responsibility for making investment decisions related to the assets of our postretirement benefit plans. The objectives for the assets of the defined benefit pension and retiree medical plans are (1) to minimize the net present value of expected funding contributions; (2) to ensure there is a high probability that each plan meets or exceeds our actuarial long‑term rate of return assumptions; and (3) to diversify assets to minimize the risk of large losses. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives within prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach, and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due.

Pursuant to the investment policies established, the following target asset allocations have been established and will be utilized for the qualified defined benefit pension plan assets as of March 31, 2019:

Asset Category	Defined Benefit Pension Plan	Retiree Medical Plan
Cash	2.5%	5.0%
Equity funds	30.0%	50.0%
Fixed income	22.5%	45.0%
Real estate funds	10.0%	—%
Other	35.0%	—%
Fair Value of Plan Assets

The rules related to accounting for postretirement benefit plans under GAAP require certain fair value disclosures related to postretirement benefit plan assets, even though those assets are not included on our balance sheets. The following table presents the fair value of our defined benefit pension plan and retiree medical plan assets at March 31, 2019 by asset category and their level within the fair value hierarchy, which has three levels based on the uncertainty of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets, Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs. Certain other investments are measured at fair value using their net asset value (“NAV”) per share and do not have readily determined values and are thus not subject to leveling in the fair value hierarchy. The NAV is the total value of the fund divided by the number of shares outstanding.

	March 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Investments measured at fair value:
Cash and cash equivalents	$—	$12	$—	$12
Equity funds	18	104	—	122
Fixed income	—	35	—	35
Real estate funds	—	—	53	53
Hedge funds	—	—	25	25
Total investments measured at fair value	$18	$151	$78	247
Investments measured at NAV:
Equity funds				20
Fixed income				32
Hedge funds				102
Total investments measured at NAV				154
Total investments				$401

Changes in fair value measurements of level 3 investments for the defined benefit plans were as follows:

(in millions)	Real Estate Funds	Hedge Funds	Total
Balance as of April 1, 2018	$—	$—	$—
Assets assumed as a result of the Mergers	49	28	77
Actual return on plan assets held at the reporting date	5	(3)	2
Purchases, sales and settlements	(1)	—	(1)
Balance as of March 31, 2019	$53	$25	$78

Valuation Techniques

Cash equivalents are mostly comprised of short‑term money‑market instruments and are valued at cost, which approximates fair value.

Equity funds are categorized as Level 1 if the securities trade on national or international exchanges and are valued at their last reported closing price. Equity assets in commingled funds reporting a NAV are categorized as Level 2 and valued using published quotes of securities with similar characteristics. Certain commingled equity funds, consisting of equity mutual funds, are valued using the NAV.

Fixed income funds are categorized as Level 2 if investments in corporate bonds are primarily investment grade bonds, generally priced using model-based pricing methods that use observable market data as inputs. Broker dealer bids or quotes of securities with similar characteristics may also be used. Certain fixed income commingled funds, consisting of emerging market bonds, are valued using NAV.

The real estate and hedge funds categorized as Level 3 are valued using nominal methods based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Use of these inputs involves significant and subjective judgments to be made by a reporting entity. If a change in Level 3 inputs occur, the resulting amount might result in a significantly higher or lower fair value measurement. Valuations for hedge funds are valued by independent administrators. Certain hedge funds are valued using NAV and are generally based on the valuation of the underlying investments. Investments in hedge funds have no discernible concentration in nature of risk.
Expected Future Contributions and Benefit Payments

Fiscal Year (in millions)	Defined Benefit Pension Plan	Retiree Medical Plan
Employer contributions:
2020	$—	$—

Benefit payments:
2020	$24	$1
2021	24	—
2022	24	1
2023	25	—
2024	26	—
2025 - 2029	140	2

Defined Contribution Plans

The Company offers various defined contribution plans for employees. We match most employees’ eligible contributions at rates specified in the plan documents. Our defined contribution expense was $33 million, $15 million, $1 million and $3 million during the fiscal years ended March 31, 2019 and 2018, the five months ended March 31, 2017 and the fiscal year ended October 31, 2016, respectively.

Deferred Compensation Plans

Effective May 1, 2018, Perspecta assumed sponsorship of the Enterprise Services LLC Deferred Compensation Plan (the “ES DCP”). The ES DCP is a non-qualified deferred compensation plan maintained for a select group of management or highly compensated employees.

The ES DCP covers eligible former USPS employees who participated in the ES DCP prior to the Spin-Off. The ES DCP allows participating employees to defer the receipt of current compensation to a future distribution date or event above the amounts that may be deferred under the tax-qualified 401(k) plan. The ES DCP does not provide for employer contributions, and does not admit new participants.

Effective as of the Mergers, Perspecta also assumed sponsorship of Vencore HC’s Deferred Compensation Plan (the “Vencore HC DCP”). The Vencore HC DCP is a non-qualified deferred compensation plan maintained for a select group of management, highly compensated employees and non-employee directors.

The Vencore HC DCP covers eligible employees who participated in the Vencore HC DCP prior to the Mergers. It allows participating employees to defer the receipt of current compensation to a future distribution date or event above the amounts that may be deferred under Perspecta’s tax-qualified 401(k) plan.

On October 9, 2018, Perspecta’s Board of Directors, upon the recommendation of its Human Resources and Compensation Committee, adopted a framework for a new, Company-sponsored non-qualified deferred compensation plan (the “Plan”), to replace the existing deferred compensation plans described above. The Plan was effective January 1, 2019.

The Plan is an unfunded, non-qualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees of the Company, including the Company’s principal executive officer, principal financial officer and other “named executive officers.” Non-employee directors of the Company are also eligible to participate and defer their cash fees under the Plan.

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

Under the deferred compensation plans described above, certain management and highly compensated employees are eligible to defer up to 80% of their regular salary that exceeds the limitation set forth in the Internal Revenue Code of 1986 (the “Code”) Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. As of March 31, 2019, a deferred compensation liability of $13 million was included in other long-term liabilities in the Company’s balance sheet.

Note 15 – Income Taxes
Provision for Income Taxes
On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). As a fiscal year taxpayer with an October 31 tax year-end, the Company was not subject to many of the tax law provisions until fiscal year 2019; however, GAAP principles required the Company to revalue its deferred tax assets and liabilities with resulting tax effects accounted for in the reporting period of enactment including retroactive effects during fiscal year 2018. Perspecta’s fiscal year ended March 31, 2019 contains multiple tax years, one of which began prior to the enactment of the Tax Act and ended upon the Spin-Off on May 31, 2018 and, therefore, the Company was required to blend its federal tax rate to take into account a differing applicable federal tax rate for the portion of the fiscal year preceding the Spin-Off and the portion thereafter. The Company’s net income before taxes for the fiscal year ended March 31, 2019 relating to the period prior to the Spin-Off is subject to federal tax on DXC’s tax return at an applicable federal tax rate of 23.3% under Section 15 of the Code. The Company computed a weighted federal tax rate based upon the number of days that the Company’s fiscal year would be taxed at 23.3% and the number of days that the Company’s federal tax rate was reduced to 21%. For fiscal year 2019, the Company has an estimated blended corporate U.S. federal income tax rate of approximately 21.4%.

Under SEC staff issued Staff Accounting Bulletin No 118, the Company made reasonable estimates and recorded provisional amounts during the Company’s fiscal year ended March 31, 2018. The Company has not made any adjustments to the provisional amounts recorded. As of December 22, 2018, we have completed the accounting for all the impacts of the Tax Act. Parent is still in the process of calculating return to provision adjustments for USPS for tax years ending prior to the enactment of the Tax Act. The Company will recognize the return to provision adjustments in the period in which they are finalized and provided by Parent.

The Tax Matters Agreement entered into with DXC in connection with the Spin-Off (the “TMA”) states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. For certain of our tax years ending prior to the Spin-Off, we may have joint and several liability with DXC, HPE and/or HP Inc. to the Internal Revenue Service (“IRS”) for the consolidated U.S. federal income taxes of DXC or predecessor consolidated groups relating to the taxable periods in which we were part of that group. However, the TMA specifies the portion, if any, of this tax liability for which we would bear responsibility, and DXC agrees to indemnify us against any amounts for which we are not responsible. Except for Vencore HC and KGS HC, the Company is generally only responsible for tax assessments, penalties and interest allocable to periods (or portions of periods) beginning after the Spin-Off and Mergers. The TMA also provides special rules for allocating tax liabilities in the event the Spin-Off is determined not to be tax-free. Though valid as between the parties, the TMA is not binding on the IRS.
The Company has receivables for income tax refunds from the IRS and various state tax authorities of approximately $90 million at March 31, 2019, for which it must remit to DXC under the TMA and has a corresponding payable. These amounts are included in other receivables and the related indemnification is included in accrued expenses on our balance sheet. During the third quarter, the Company received a refund of $72 million that included interest in excess of the initial receivable amount. The corresponding TMA indemnification payable was adjusted for the additional interest, which was then immediately paid to DXC during the quarter.
The provision (benefit) for taxes were as follows:

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended	Fiscal Year Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017	October 31, 2016
U.S. federal taxes:
Current	$13	$16	$(15)	$54
Deferred	8	(38)	35	(12)

State taxes:
Current	19	3	—	9
Deferred	—	10	3	(2)
Total income tax expense (benefit)	$40	$(9)	$23	$49

Our effective tax rate was 36%, (5)%, 39% and 38% for fiscal years ended March 31, 2019 and 2018, the five months ended March 31, 2017 and the fiscal year ended October 31, 2016, respectively. The Company’s effective tax rate for the fiscal year ended March 31, 2019 generally differs from the U.S. federal statutory rate primarily due to state income taxes, the remeasurement of state deferred income tax items, non-deductible transaction costs, and state valuation allowance. The differences between the U.S. federal statutory income tax rate and our effective tax rate were as follows:

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended	Fiscal Year Ended
	March 31, 2019	March 31, 2018	March 31, 2017	October 31, 2016
U.S. federal statutory rate	21%	32%	35%	35%
State income taxes, net of federal impact	5%	4%	4%	4%
Non-deductible transaction costs	3%	4%	—%	—%
Remeasurement of state deferred income tax items	5%	—%	—%	—%
State valuation allowance	3%	—%	—%	—%
Research and development credit	(3)%	—%	(1)%	(1)%
Unrecognized tax benefits	1%	—%	—%	—%
Interest on federal tax refund, net of tax expense	(2)%	—%	—%	—%
Impact of Tax Act	1%	(44)%	—%	—%
Other items, net	2%	(1)%	1%	—%
Effective tax rate	36%	(5)%	39%	38%

Deferred Income Taxes
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)	March 31, 2019	March 31, 2018
Deferred tax assets:
Loss carryovers	$91	$—
Employee and retiree benefits	54	1
Accrued liabilities	22	8
Capital lease obligations	16	41
Interest expense carryforward	11	—
Deferred service revenue	2	16
Restructuring	1	2
Other	1	—
Deferred tax assets, gross	198	68
Valuation allowance	(13)	—
Deferred tax assets, net of valuation allowance	185	68
Deferred tax liabilities:
Purchased intangible assets	312	224
Fixed assets	30	12
Deferred service cost	1	4
Other receivables	—	4
Deferred tax liabilities	343	244
Net deferred tax liabilities	$158	$176
As of March 31, 2019, deferred tax assets of $13 million related to tax jurisdictions with net deferred tax assets are included in other assets on the accompanying balance sheet.

The Company has federal net operating loss (“NOL”) carryforwards of $308 million which will begin to expire in 2031 and state NOL carryforwards of $27 million which will begin to expire in 2020. There is no valuation allowance against the federal NOL.

Unrecognized Tax Benefits
The following table summarizes the activity related to the Company’s uncertain tax benefits (excluding interest and penalties and related tax attributes), included in other long-term liabilities on the accompanying balance sheets:

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended	Fiscal Year Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017	October 31, 2016
Balance at beginning of year	$8	$8	$7	$7
Decrease for transfers to Parent	(2)	—	—	—
Increase for transfers from Parent	45	—	—	—
Increase for current year tax positions	1	—	1	—
Balance at end of year	$52	$8	$8	$7

Up to $52 million, $8 million, $8 million and $7 million of the Company’s unrecognized tax benefits as of March 31, 2019, March 31, 2018, March 31, 2017 and October 31, 2016, respectively, would affect our effective tax rate if realized.

The Company believes it is reasonably possible that certain liabilities for unrecognized tax benefits, all of which were transferred from Parent, may decrease by approximately $18 million during next year resulting from the settlement of appeals in fiscal year 2008 and 2009 related to the USPS entities. Any amounts that would be recognized are offset by indemnifications.
The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. Any interest that has not already been accrued on all open tax exam years is fully indemnified under the TMA. The company recognized interest of approximately $9 million and $1 million for the fiscal years ended March 31, 2019 and 2018 (carve-out basis), respectively.
For the periods prior to the Spin-Off, the unrecognized tax benefits reflected in the financial statements were determined using the separate return method. As a result of the Spin-Off, the Company recognized $52 million of liabilities for unrecognized tax benefits determined on an asset and liability method that stay with the legal entities included in the Spin-Off of the USPS business from DXC, which were recorded through Parent company investment, net of corresponding indemnification assets.

The Company engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. The Company is subject to income tax in the U.S. at the federal and state level and is subject to routine corporate income tax audits in these jurisdictions. The Company’s 2008 to 2016 federal income tax returns remain open. With respect to major state tax jurisdictions, the Company is no longer subject to tax authority examination for years prior to 2005.

The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal and state tax audits. We regularly assess the likely outcomes of these audits in consultation with the indemnifying parties to determine the appropriateness of unrecognized tax benefits. We adjust our unrecognized tax benefits to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a specific audit. Income tax audits, however, are inherently unpredictable and the Company may not accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the provision (benefit) for taxes on the statements of operations and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net earnings or cash flows.

Note 16 – Related Party Transactions and Parent Company Investment

Allocation of Corporate Expenses

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

These allocations were $24 million, $158 million, $58 million and $152 million for the period from April 1, 2018 to May 31, 2018, the fiscal year ended March 31, 2018, the five months ended March 31, 2017 and the fiscal year ended October 31, 2016, respectively, and they are recorded within costs of services and selling, general and administrative on the statements of operations.

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

Parent Company Investment
Parent company investment on the balance sheets and statements of equity represents Parent’s historical investment in USPS, the net effect of transactions with and allocations from Parent and USPS’s accumulated earnings.

Transfers (to) from Parent, net

Transfers (to) from Parent, net are included within Parent company investment. The components of the transfers (to) from Parent, net on the statements of changes in equity for all periods presented were as follows:

	Successor		Predecessor
(in millions)	Two Months Ended May 31, 2018	Fiscal Year Ended March 31, 2018	Five Months Ended March 31, 2017	Fiscal Year Ended October 31, 2016
Cash pooling and general financing activities	$(176)	$(506)	$(1)	$(512)
Corporate allocations	24	158	58	152
Income taxes	7	19	(15)	63
Transfers (to) from Parent, net	$(145)	$(329)	$42	$(297)

Related Party Transactions

For the fiscal year ended March 31, 2019, the Company recognized $13 million of related party revenue from and $74 million of related party expenses to DXC.

Note 17 – Stock-based Compensation

In May 2018, prior to the Spin-Off and Mergers, the Board of Directors approved the Perspecta Inc. 2018 Omnibus Incentive Plan (the “2018 Employee Equity Plan”) and 2018 Non-employee Director Incentive Plan (the “2018 Director Equity Plan”). Both plans will continue in effect for 10 years. The terms of the 2018 Employee Equity Plan and 2018 Director Equity Plan are substantially similar to the terms of DXC equity plans.

The 2018 Employee Equity Plan allows the Company to grant an aggregate of 9,500,000 shares of its common stock, which includes any shares resulting from the adjustment of the DXC outstanding equity awards. All Perspecta employees are eligible to participate under this plan. The Human Resources and Compensation Committee of the Board of Directors has the broad authority to grant awards and administer the plan. The Board of Directors has the authority to amend the plan, subject to stockholders’ approval for material modifications. The 2018 Employee Equity Plan allows the Company to grant restricted stock awards, RSUs, PSUs, stock options, stock appreciation rights (“SARs”) and other stock-based awards. At March 31, 2019, the Company had approximately 7,345,900 shares available to grant under the 2018 Employee Equity Plan.

The 2018 Director Equity Plan provides for granting restricted stock and RSUs to non-employee directors. Any non-employee director is eligible to participate. The maximum aggregate number of shares that may be issued under the 2018 Director Equity Plan is 310,000. The plan is administered by the Board of Directors or in the Board of Directors’ discretion, the Human Resources and Compensation Committee of the Board of Directors. As of March 31, 2019, the Company had approximately 254,400 shares available to grant under the 2018 Director Equity Plan.

Equity awards generally vest one to three years from the date of grant and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. During the vesting period, ownership of the award cannot be transferred. RSUs and PSUs do not have the voting rights of common stock and the underlying shares are not considered issued and outstanding upon grant. RSUs and PSUs have forfeitable dividend equivalent rights equal to the dividend paid on common stock, which are paid upon vesting.
Parent’s Stock-based Incentive Compensation Plans
Prior to the Spin-Off and Mergers, certain of USPS’s employees participated in stock-based compensation plans sponsored by Parent. Parent’s stock-based compensation plans included incentive compensation plans and an employee stock purchase plan (“ESPP”). All awards granted under the plans were based on Parent’s common shares and, as such, are not reflected on the statements of equity. Stock-based compensation expense included expense attributable to USPS based on the awards and terms previously granted under the incentive compensation plan to USPS’s employees and an allocation of Parent’s corporate and shared functional employee expenses. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that USPS would have experienced as an independent company for the periods presented.

Parent’s stock-based incentive compensation plans included equity plans adopted in 2017, 2015, 2004 and 2000, as amended (“Principal Equity Plans”). Stock-based awards granted from the Principal Equity Plans included restricted stock awards, stock options, and performance-based awards. Employees who meet certain employment qualifications were eligible to receive stock-based awards. For equity incentive awards granted by Parent under Parent equity incentive plans prior to the Spin-Off and Mergers, outstanding stock options and unvested RSUs and PSUs were converted upon the Spin-Off and Mergers into economically equivalent Perspecta stock options, RSUs and PSUs, with terms and conditions substantially similar to the terms of such awards prior to the Spin-Off and Mergers. There was no incremental stock compensation expense recognized as a result of this modification of the awards. Restricted stock awards were accounted for the same as under the Perspecta Employee Equity Plan.

Stock options granted under the Principal Equity Plans were generally non-qualified stock options, but the Principal Equity Plans permitted certain options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vested over three to four years from the date of grant. The exercise price of a stock option was equal to the closing price of Parent’s stock on the option grant date.

Perspecta does not offer an ESPP.
Stock-based Compensation Expense

Stock-based compensation expense and the resulting tax benefits recognized were as follows:

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended	Fiscal Year Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017	October 31, 2016
Stock-based compensation expense	$11	$6	$7	$20
Income tax benefit	3	2	3	8
Stock-based compensation expense, net of tax	$8	$4	$4	$12

Cash received from option exercises was less than $1 million during the fiscal year ended March 31, 2019. Cash received from option exercises and purchases under Parent’s ESPP by USPS employees was $3 million, zero and $4 million during the fiscal year ended March 31, 2018, the five months ended March 31, 2017 and the fiscal year ended October 31, 2016, respectively. The net effect of this transaction is reflected within transfers (to) from Parent, net on the statements of cash flows for the fiscal years ended March 31, 2018 and October 31, 2016.

The total grant date fair value of restricted stock unit awards vested for USPS employees for the fiscal year ended March 31, 2018, the five months ended March 31, 2017 and the fiscal year ended October 31, 2016 was $3 million, $15 million and $2 million, respectively, net of taxes.

Time-based Restricted Stock Units

Perspecta grants RSUs to its employees and non-employee directors. RSUs generally vest one to three years from the date of grant and are subject to forfeiture if employees or non-employee directors terminate prior to the lapse of the restrictions. One RSU represents the right to receive one share of Perspecta common stock upon vesting, plus any dividend equivalents accrued during the vesting period.

A summary of RSU activity is presented below:

	Fiscal Year Ended
	March 31, 2019
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	67	$61
DXC awards replaced by Perspecta awards due to Spin-Off(1)	(67)	61
Perspecta awards replacing DXC awards due to Spin-Off(1)	225	17
Granted	1,301	23
Vested	(128)	12
Forfeited	(55)	24
Outstanding at end of Year	1,343	$23
(1) In connection with the Spin-Off, USPS employees with outstanding former Parent restricted stock awards received Perspecta replacement restricted stock awards upon the separation.

Unrecognized compensation expense for RSUs as of March 31, 2019 was $26 million, expected to be recognized over a period of 3 years. The total grant date fair value of RSUs vested for the fiscal year ended March 31, 2019 was $1 million.

Performance-based Restricted Stock Units

The Company grants PSUs under the “2018 Employee Equity Plan.” The number of PSUs that the employees will receive depends on the Company’s achievement of two performance goals during the three year performance periods. The performance goals under the Program are based on (i) the Company’s adjusted EPS at the end of the performance period, and (ii) the Company’s cumulative free cash flow for the performance period. The PSUs will only be eligible to vest following the expiration of the three-year performance period. Actual shares vested will be subject to both continued employment by the Company (barring certain exceptions allowing for partial performance periods) and actual financial measures achieved. The actual number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined and are subject to a minimum and maximum performance level. As of March 31, 2019, shares granted during fiscal years 2019 and 2018 are within year one and year two of the performance period, respectively, and therefore have not vested.

A summary of PSU activity is presented below:

	Fiscal Year Ended
	March 31, 2019
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	15	$79
DXC awards replaced by Perspecta awards due to Spin-Off(1)	(15)	79
Perspecta awards replacing DXC awards due to Spin-Off(1)	49	22
Granted	521	25
Vested	—	—
Forfeited	(12)	24
Outstanding at end of Year	558	$24
(1) In connection with the Spin-Off, USPS employees with outstanding former Parent restricted stock awards received Perspecta replacement restricted stock awards upon the separation.

Unrecognized compensation expense for PSUs as of March 31, 2019 was $10 million, expected to be recognized over a period of 3 years. No PSUs vested for the fiscal year ended March 31, 2019.

Stock Options
All remaining outstanding stock options were issued by Parent prior to the Spin-Off and Mergers, upon which they were converted to options to purchase Perspecta stock.
The weighted-average fair value and the assumptions used to measure fair value were:

	Predecessor
	Five Months Ended	Fiscal Year Ended
	March 31, 2017	October 31, 2016
Weighted average fair value(1)	$4	$4
Expected volatility(2)	31.1%	31.1%
Risk-free interest rate(3)	1.7%	1.7%
Expected dividend yield(4)	1.5%	1.5%
Expected term in years(5)	5.4	5.4
(1) The weighted-average fair value was based on stock options granted during the period. No options were granted in fiscal years 2019 and 2018.
(2) The expected volatility was estimated using average historical volatility of selected Parent peer companies.
(3) The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.
(4) The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the option.
(5) For options granted subject to service-based vesting, the expected term was estimated using the simplified method detailed in SEC Staff Accounting Bulletin No 110, since it was HPE’s first fiscal year as a separate stand-alone company.

A summary of stock option activity is presented below:

	Fiscal Year Ended
	March 31, 2019
(in millions, except shares in thousands and per share amounts in ones)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	148	$45
DXC awards replaced by Perspecta awards due to Spin-Off(1)	(148)	45
Options converted to RSUs due to Spin-Off and Mergers(1)	181	12
Exercised	(18)	12
Forfeited	(1)	11
Outstanding, vested and exercisable at end of year	162	$12	3	$1
(1) In connection with the Spin-Off, USPS employees with outstanding former Parent restricted stock awards received Perspecta replacement restricted stock awards upon the separation.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that certain option holders would have realized had all option holders exercised their options on the last trading day of fiscal year ended March 31, 2019. The aggregate intrinsic value is the difference between Perspecta’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised by certain employees during the fiscal year ended March 31, 2019 was less than $1 million, compared to $3 million, $1 million and $2 million for the fiscal year ended March 31, 2018, the five months ended March 31, 2017 and the fiscal year ended October 31, 2016, respectively.

Note 18 – Stockholders' Equity
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

Cash Dividends

During the fiscal year ended March 31, 2019, the Board of Directors declared cash dividends to our stockholders of approximately $33 million in the aggregate, of which $25 million had been paid as of March 31, 2019 and $8 million of which was paid on April 16, 2019.

On May 21, 2019, the Board of Directors declared a dividend of $0.06 per common share payable on July 16, 2019 to common stockholders of record at the close of business on June 5, 2019.

Share Repurchase Program

On June 1, 2018, the Board of Directors authorized up to $400 million for future repurchases of outstanding shares of Perspecta’s common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. During the fiscal year ended March 31, 2019, the Company repurchased 2.7 million shares of its common stock for aggregate consideration of $60 million, of which $1 million was settled subsequent to the end of the year. The shares are reported as treasury stock at cost on the accompanying balance sheets. The total remaining authorization for future common share repurchases under the share repurchase program was $340 million as of March 31, 2019.

Note 19 – Segment Information

USPS was a reportable segment of DXC through May 31, 2018. As a result of the Spin-Off and Mergers on that date, during the first quarter of fiscal year 2019, Perspecta’s management reevaluated its operating segments and segment reporting and determined that the Company’s chief operating decision maker, the Chief Executive Officer, evaluates Perspecta’s consolidated operations based on two reportable segments: (1) Defense and Intelligence, and (2) Civilian and Health Care. During the fourth quarter of fiscal year 2019, Perspecta's management further reevaluated and refined its segment reporting and determined that the Company's chief operating decision maker, the Chief Executive Officer, evaluates the performance of the segments using a performance measure that excludes the amortization expense on intangible assets acquired in business combinations. The accompanying prior year disclosures have been revised to reflect this change.
Management believes that these changes provide investors with a more precise view of field operations and corporate costs that accurately aligns with the chief operating decision maker’s view of the business. In the following tables, corporate activity is reported separately to reconcile to the statements of operations. The accounting policies of the reportable segments are the same as those described in Note 1 – “Overview and Summary of Significant Accounting Policies.” Reportable segments and their respective operations are defined as follows:
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

In the following tables, certain corporate activity is reported separately to reconcile the Company’s segment information to the statements of operations. The accounting policies of the reportable segments are the same as those described herein in Note 1 – “Overview and Summary of Significant Accounting Policies.”
Segment Measures

The following tables summarize operating results regularly provided to the chief operating decision maker by reportable segment and a reconciliation of those reporting results to the statements of operations for the relevant periods.

Revenue

Our revenue by reportable segment was as follows:

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended	Fiscal Year Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017	October 31, 2016
Defense and Intelligence	$2,587	$1,416	$488	$1,153
Civilian and Health Care	1,443	1,403	585	1,579
Total revenue	$4,030	$2,819	$1,073	$2,732

Segment Profit

Our segment profit by reportable segment was as follows:

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended	Fiscal Year Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017	October 31, 2016
Defense and Intelligence	$331	$168	$35	$51
Civilian and Health Care	196	222	75	183
Total segment profit	$527	$390	$110	$234

Total Assets by Segment

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Reconciliation of Reportable Segment Profit to the Statements of Operations

The Company’s management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenue less segment cost of services, selling, general and administrative and depreciation and amortization, excluding amortization of acquired intangible assets. The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, amortization of acquired intangible assets, certain nonrecoverable restructuring costs, transaction and integration-related costs and net periodic benefit cost.

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended	Fiscal Year Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017	October 31, 2016
Segment profit	$527	$390	$110	$234
Not allocated to segments:
Stock-based compensation	(11)	(6)	(7)	(20)
Amortization of acquired intangible assets	(165)	(69)	—	—
Restructuring costs	(4)	(14)	—	(20)
Separation and integration-related costs	(106)	(90)	(34)	(34)
Interest expense, net	(121)	(12)	(10)	(31)
Other unallocated, net	(8)	—	—	—
Income before taxes	$112	$199	$59	$129

Depreciation and Amortization

Our depreciation and amortization expense by reportable segment was as follows:

	Successor		Predecessor
	Fiscal Years Ended		Five Months Ended	Fiscal Year Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017	October 31, 2016
Defense and Intelligence	$74	$34	$34	$95
Civilian and Health Care	91	64	39	130
Amortization of acquired intangible assets	165	69	—	—
Total depreciation and amortization	$330	$167	$73	$225

Note 20 – Commitments and Contingencies

The Company is a party to or has responsibility under various lawsuits, claims, investigations and proceedings involving disputes or potential disputes related to commercial, employment, employee benefits and regulatory matters that arise in the ordinary course of business. The SDA includes provisions that allocate liability and financial responsibility for litigation involving DXC and the Company and that provide for cross-indemnification of the parties for liabilities a party may incur that are allocated to the other party. In addition, under the SDA, DXC and the Company have agreed to cooperate with each other in managing litigation that relates to both parties’ businesses. The SDA also contains provisions that allocate liability and financial responsibility for such litigation relating to both parties’ businesses. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. The Company believes it has recorded adequate provisions for any such matters and, as of March 31, 2019, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

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
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP Inc. and HPE alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On January 30, 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by certain named and opt-in plaintiffs who had signed releases as part of their WFR packages. On September 20, 2017, the Court denied the partial motion to dismiss without prejudice, but granted defendants’ motions to compel arbitration for those named and opt-in plaintiffs. The American Arbitration Association, which was designated to manage the arbitration process, selected a single arbitrator to conduct the proceedings. Pursuant to the release agreements, mediation is a precondition to arbitration. A mediation was held on October 4-5, 2018, and a settlement reached with the 16 named and opt-in plaintiffs who were compelled to arbitrate. The settlement has been completed. A further mediation of additional plaintiffs subject to arbitration agreements has been scheduled for June 26-27, 2019. The case remains stayed with respect to other putative class members. Former business units of HPE now owned by the Company will be liable in this matter for any recovery by plaintiffs previously associated with the USPS business of HPE.

In addition to the matters noted above, the Company is currently subject in the normal course of business to various claims and contingencies arising from, among other things, disputes with customers, vendors, employees, contract counter parties and other parties, and inquiries and investigations by regulatory authorities and government agencies. Some of these disputes involve or may involve litigation. The financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. The Company consults with outside legal counsel on issues related to litigation and regulatory compliance and seeks input from other experts and advisors with respect to matters in the ordinary course of business. Although the outcome of these and other matters cannot be predicted with certainty, and the impact of the final resolution of these and other matters on the Company’s results of operations in a particular subsequent reporting period could be material and adverse, management does not believe based on information currently available to the Company, that the resolution of any of the matters currently pending against the Company will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due. Unless otherwise noted, the Company is unable to determine at this time a reasonable estimate of a possible loss or range of losses associated with the foregoing disclosed contingent matters.

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies, which are cash collateralized. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The Company’s stand-by letters of credit outstanding were less than $1 million as of March 31, 2019. As of March 31, 2019, the Company had $35 million in outstanding surety bonds, which expire in fiscal year 2020.

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

Lease Commitments

The Company leases certain real and personal property under non-cancelable operating leases. Certain leases require Perspecta to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rental expense was approximately $56 million, $44 million, $15 million and $29 million during the fiscal years ended

March 31, 2019 and 2018, the five months ended March 31, 2017 and the fiscal year ended October 31, 2016, respectively.
As of March 31, 2019, future minimum operating lease commitments were as follows:

Fiscal Year (in millions)	Real Estate	Equipment	Total
2020	$40	$17	$57
2021	31	5	36
2022	19	—	19
2023	14	—	14
2024	5	—	5
Thereafter	5	—	5
Minimum fixed rentals	114	22	136
Less: sublease rental income	(5)	—	(5)
Total	$109	$22	$131

Note 21 – Subsequent Events

On May 21, 2019, the Board of Directors declared a dividend of $0.06 per common share payable on July 16, 2019 to common stockholders of record at the close of business on June 5, 2019.

In April 2019, the Company terminated two acquired defined contribution plans and transferred the employees and their related assets into the legacy USPS 401(k). Changes were made to the plan to align benefits across Perspecta. Subsequent to the change, the Company’s matching contributions will be contributed to a participant’s account twice per year based on each participant’s contributions during the preceding period. The Company will match 100% of the participant’s contributions up to the first 3% of the participant’s annual salary, and 50% on the next 2% of the participant’s annual salary, subject to statutory limitations.

Supplementary Data – Selected Quarterly Financial Data (Unaudited)

	Fiscal Year Ended March 31, 2019
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$793	$1,068	$1,075	$1,094

Costs of services	597	813	816	817
Selling, general and administrative	61	89	76	74
Depreciation and amortization	64	74	76	116
Restructuring costs	—	2	1	7
Separation and integration-related costs	44	21	19	22
Interest expense, net	10	37	37	37
Other (income) expense, net	(24)	(4)	2	34
Total costs and expenses	752	1,032	1,027	1,107
Income (loss) before taxes	41	36	48	(13)
Income tax expense	12	12	10	6
Net income (loss)	$29	$24	$38	$(19)
Earnings (loss) per common share(1):
Basic	$0.18	$0.15	$0.23	$(0.12)
Diluted	$0.17	$0.14	$0.23	$(0.12)
Cash dividends per common share	$0.05	$0.05	$0.05	$0.05

	Fiscal Year Ended March 31, 2018
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$676	$706	$722	$715

Costs of services	525	557	550	523
Selling, general and administrative	46	35	51	50
Depreciation and amortization	37	33	46	51
Restructuring costs	3	4	3	4
Separation and integration-related costs	11	6	27	46
Interest expense, net	2	5	—	5
Total costs and expenses	624	640	677	679
Income before taxes	52	66	45	36
Income tax expense (benefit)	20	26	(59)	4
Net income	$32	$40	$104	$32
Earnings per common share(1)(2):
Basic	$0.22	$0.28	$0.73	$0.22
Diluted	$0.22	$0.28	$0.73	$0.22
Cash dividends per common share(2)	$—	$—	$—	$—
(1) Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for fiscal years 2019 and 2018 included on our statement of operations.
(2) Earnings per common share information for the quarters during the fiscal year ended March 31, 2018 is computed using the 142.43 million shares of Perspecta common stock resulting from the Distribution as Perspecta did not operate as a stand-alone entity during the period, and therefore, no Perspecta common stock, stock options or other equity awards were outstanding and no dividends were declared or paid by Perspecta.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.
Management’s Report in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019.

This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2019.

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

We have evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 and concluded that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, there have been improvements to our internal control in response to the initial implementation of internal control for which we previously placed reliance on our Parent. We continue to improve upon our internal control environment as we integrate recent acquisitions into our control environment and refine our processes and procedures to address our business and financial reporting needs, including to enhance our controls around accounting for acquisitions. The Company is now making a substantial capital investment into a new enterprise resource planning system. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to make changes in our internal control environment.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our executive officers appears in Part I, Item I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
Other information required by this item will appear under the headings “Proposal 1-Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Additional Information-Business for 2020 Annual Meeting” in our 2019 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after March 31, 2019, and such information is incorporated herein by reference.
Code of Business Conduct and Ethics and Corporate Governance Guidelines

We have adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Our code of business conduct and ethics is entitled “The Standard” and is available on our website, https://perspecta.com, under the heading “About Us/Ethics and Social Responsibility.” We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, and waivers of our code of business conduct and ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Our corporate governance guidelines are available on our website, https://perspecta.com, under the heading “About Us/Leadership and governance/Guidelines and policies.”

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will appear in our 2019 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance” and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table gives information about our common stock that may be issued under Perspecta’s equity compensation plans as of March 31, 2019. See Note 17 – “Stock-based Compensation” to the financial statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders	2,063,224	$12.14	7,600,307
Equity compensation plans not approved by security holders	—	—	—
Total	2,063,224	$12.14	7,600,307
(1) Column (a) includes: 1,901,544 shares that have been granted as restricted stock units, including RSUs and PSUs (at the target number of shares), and 161,680 shares granted as options under our equity compensation plans. The weighted average price in column (b) does not take into account shares issued pursuant to restricted stock units.

Other information required by this Item will appear in our 2019 Proxy Statement under the heading “Security Ownership,” which section is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will appear in our 2019 Proxy Statement under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will appear in our 2019 Proxy Statement under the heading “Proposal 2 – Ratification of the appointment of Deloitte & Touche as our independent registered public accounting firm for the fiscal year ending March 31, 2020” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as a Part of this Report

(1) Financial Statements

The financial statements are included under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements included under Item 8 of this Annual Report on Form 10-K or the notes thereto, or because it is not required.

(3) Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits

The following exhibits are filed herewith unless otherwise indicated.

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated October 11, 2017, by and among DXC Technology Company, Ultra SC Inc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp., The SI Organization Holdings LLC, and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company’s Form 8-K (filed October 13, 2017) (file no. 001-38033))

2.2
Separation and Distribution Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.1 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

2.3
Employee Matters Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.2 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

2.4
Tax Matters Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.3 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

2.5
Intellectual Property Matters Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.4 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

2.6
Transition Services Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.5 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

2.7
Real Estate Matters Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.6 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

2.8
Non-U.S. Agency Agreement dated as of May 31, 2018 by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.7 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

3.1
Amended and Restated Articles of Incorporation of Perspecta Inc., as filed with the Secretary of State of the State of Nevada on April 9, 2018 (incorporated by reference to Exhibit 3.1 to Perspecta Inc.’s Form 10/A (filed April 11, 2018) (file no. 001-38395))

3.2	Bylaws of Perspecta Inc., effective April 9, 2018 (incorporated by reference to Exhibit 3.2 to Perspecta Inc.’s Form 10/A (filed April 11, 2018) (file no. 001-38395))
4.1	Description of Capital Stock
10.1
Letter Agreement, dated as of October 11, 2017, by and among Ultra SC Inc., Veritas Capital Fund Management, L.L.C., KGS Holding LLC, and The SI Organization Holdings LLC (incorporated by reference to Exhibit 10.1 to Ultra SC Inc.’s Form 10 (filed February 8, 2018) (file no. 001-38395))

10.2
Amendment, dated May 31, 2018, to the Letter Agreement dated as of October 11, 2017, by and among Perspecta Inc., Veritas Capital Fund Management, L.L.C., KGS Holding LLC, The SI Organization Holdings LLC and DXC Technology Company (incorporated by reference to Exhibit 10.2 to Perspecta Inc.’s Annual Report on Form 10-K (filed June 29, 2018)(file no. 001-38395))

10.3*	Enterprise Services, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to Perspecta Inc.’s Form S-8 (filed May 31, 2018) (file no. 333-225315))

10.4*	The Perspecta Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed December 28, 2018) (file no. 333-229088)
10.5*	Perspecta Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to Perspecta Inc.’s Form S-8 (filed May 31, 2018) (file no. 333-225317))
10.6*	Perspecta Inc. 2018 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 4.4 to Perspecta Inc.’s Form S-8 (filed May 31, 2018) (file no. 333-225317))
10.7*	Enterprise Services 401(k) Plan (incorporated by reference to Exhibit 4.5 to Perspecta Inc.’s Form S-8 (filed May 31, 2018) (file no. 333-225317))
10.8
Credit Agreement dated as of May 31, 2018 by and among Perspecta Inc.; the Guarantors party thereto; the Lenders party thereto; MUFG Bank, Ltd. as Administrative Agent; MUFG Union Bank, N.A. as Syndication Agent; JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and Royal Bank of Canada, as Co-Documentation Agents; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and RBC Capital Markets, as Arrangers (incorporated by reference to Exhibit 10.1 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.9
First Amendment to Credit Agreement dated as of December 12, 2018 by and among Perspecta Inc.; the Guarantors party thereto; the Lenders party thereto; MUFG Bank, Ltd. as Administrative Agent; MUFG Union Bank, N.A. as Syndication Agent; JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and Royal Bank of Canada, as Co-Documentation Agents; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and RBC Capital Markets, as Arrangers (incorporated by reference to Exhibit 10.1 to Perspecta Inc.’s Form 8-K (filed December 18, 2018) (file no. 001-38395)

10.10
Collateral Agreement dated as of May 31, 2018 by and among the Guarantors party thereto; MUFG Bank, Ltd., as Administrative Agent; and MUFG Union Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.11
Guaranty by Perspecta Inc. in favor of MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch) (incorporated by reference to Exhibit 10.3 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.12
Master Accounts Receivable Purchase Agreement, dated as of July 14, 2017 between Enterprise Services LLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Form 8-K (filed July 19, 2017) (file no. 001-38033))

10.13
First Amendment to the Master Accounts Receivable Purchase Agreement dated as of January 23, 2018 between Enterprise Services LLC and The Bank of Tokyo Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.12 to DXC Technology Company’s Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.14
Second Amendment to Master Accounts Receivable Purchase Agreement dated as of May 31, 2018 by and among Enterprise Services LLC, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), The Bank of Nova Scotia and Mizuho Bank, Ltd. (incorporated by reference to Exhibit 10.6 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.15
Third Amendment to Master Accounts Receivable Purchase Agreement dated as of October 31, 2018 by and among Enterprise Services LLC, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), The Bank of Nova Scotia and Mizuho Bank, Ltd. (incorporated by reference to Exhibit 10.1 to Perspecta Inc.’s Form 10-Q (filed November 14, 2018) (file no. 001-38395))

10.16*
Form of Stock Option Award Agreement under the Perspecta Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.17*
Form of Performance Based Restricted Stock Unit Award Agreement under the Perspecta Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.18*
Form of Service Based Restricted Stock Unit Award Agreement under the Perspecta Inc. 2018 Omnibus Incentive Plan (3-Year Vesting) (incorporated by reference to Exhibit 10.9 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.19*
Form of Service Based Restricted Stock Unit Award Agreement under the Perspecta Inc. 2018 Omnibus Incentive Plan (3-Year Graded Vesting) (incorporated by reference to Exhibit 10.10 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.20*
Form of Restricted Stock Unit Award Agreement under the Perspecta Inc. 2018 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.11 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))

10.21*	Perspecta Inc. Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.12 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))
10.22*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Perspecta Inc.’s Form 8-K (filed June 6, 2018) (file no. 001-38395))
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*Management contract or compensatory plan or agreement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERSPECTA INC.

Dated:	June 6, 2019	By:	/s/ John P. Kavanaugh
		Name:	John P. Kavanaugh
		Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John M. Curtis	President, Chief Executive Officer and Director	June 6, 2019
John M. Curtis	(Principal Executive Officer)

/s/ John P. Kavanaugh	Senior Vice President and Chief Financial Officer	June 6, 2019
John P. Kavanaugh	(Principal Financial Officer)

/s/ William G. Luebke	Senior Vice President and Corporate Controller	June 6, 2019
William G. Luebke	(Principal Accounting Officer)

/s/ J. Michael Lawrie	Chairman	June 6, 2019
J. Michael Lawrie

/s/ Sanju K. Bansal	Director	June 6, 2019
Sanju K. Bansal

/s/ Sondra L. Barbour	Director	June 6, 2019
Sondra L. Barbour

/s/ Lisa S. Disbrow	Director	June 6, 2019
Lisa S. Disbrow

/s/ Glenn A. Eisenberg	Director	June 6, 2019
Glenn A. Eisenberg

/s/ Pamela O. Kimmet	Director	June 6, 2019
Pamela O. Kimmet

/s/ Ramzi M. Musallam	Director	June 6, 2019
Ramzi M. Musallam

/s/ Philip O. Nolan	Director	June 6, 2019
Philip O. Nolan

/s/ Paul N. Saleh	Director	June 6, 2019
Paul N. Saleh

/s/ Michael E. Ventling	Director	June 6, 2019
Michael E. Ventling