Form 10-Q
period 2019-06-30
Perspecta Inc.
filed 2019-08-14
CIK 1724670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

162,297,312 shares of common stock, par value $0.01 per share, were outstanding as of August 9, 2019.

EXPLANATORY NOTE

On May 31, 2018, Perspecta Inc. (together with its consolidated subsidiaries for all periods following the spin-off defined below, “Perspecta”) became an independent company through the consummation of the spin-off (the “Spin-Off”) of the United States Public Sector business (“USPS”) of DXC Technology Company (“DXC”). Following the Spin-Off and pursuant to an Agreement and Plan of Merger dated October 11, 2017 (the “Merger Agreement”), on May 31, 2018, Perspecta completed the combination of USPS with Vencore Holding Corp. (“Vencore HC”) and KGS Holding Corp. (“KGS HC”) (the “Mergers”). As a result of these transactions, the businesses owned by Vencore HC and KGS HC became wholly owned by Perspecta. For further information about the Mergers, please refer to our Annual Report on Form 10-K for the year ended March 31, 2019.

Because the Spin-Off and the Mergers were not consummated until May 31, 2018, the unaudited Condensed Consolidated Combined Financial Statements presented in this Quarterly Report on Form 10-Q include only the legacy USPS activity for the period from April 1, 2018 to May 31, 2018, and Perspecta, including entities acquired in the Mergers, from June 1, 2018 through June 30, 2018 and April 1, 2019 through June 30, 2019.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to “Vencore” are to Vencore HC, KGS HC, and their respective subsidiaries on a combined basis. The term “Parent” refers to DXC for the period from April 1, 2018 to May 31, 2018. In addition, “the Company,” “we,” “our” and “us” refer to USPS for the period from April 1, 2018 to May 31, 2018, before giving effect to the Spin-Off and Mergers, and to Perspecta and its consolidated subsidiaries, including the combined business of Vencore HC and KGS HC, after giving effect to the Spin-Off and the Mergers beginning June 1, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Combined Financial Statements (unaudited)

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(in millions, except per share amounts)	June 30, 2019	June 30, 2018
Revenue	$1,107	$793

Costs of services	836	597
Selling, general and administrative	72	61
Depreciation and amortization	101	64
Restructuring costs	2	—
Separation, transaction and integration-related costs	19	44
Interest expense, net	35	10
Other income, net	—	(24)
Total costs and expenses	1,065	752

Income before taxes	42	41
Income tax expense	11	12
Net income	$31	$29

Earnings per common share:
Basic	$0.19	$0.18
Diluted	$0.19	$0.17

The accompanying notes are an integral part of these unaudited condensed consolidated combined financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
Net income	$31	$29
Other comprehensive loss, net of tax:
Cash flow hedge adjustments, net of tax	(18)	(1)
Comprehensive income	$13	$28

The accompanying notes are an integral part of these unaudited condensed consolidated combined financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share and share amounts)	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$179	$88
Receivables, net of allowance for doubtful accounts of $1 and $0	480	484
Other receivables	44	92
Prepaid expenses	111	141
Other current assets	81	73
Total current assets	895	878
Property and equipment, net of accumulated depreciation of $147 and $148	350	368
Goodwill	3,179	3,179
Intangible assets, net of accumulated amortization of $359 and $299	1,407	1,466
Other assets	287	192
Total assets	$6,118	$6,083
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$80	$80
Current finance lease obligations	132	137
Current operating lease obligations	53	—
Accounts payable	242	246
Accrued payroll and related costs	106	91
Accrued expenses	355	396
Other current liabilities	67	64
Total current liabilities	1,035	1,014
Long-term debt, net of current maturities	2,277	2,297
Non-current finance lease obligations	161	168
Deferred tax liabilities	157	171
Other long-term liabilities	333	271
Total liabilities	3,963	3,921
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 165,886,892 and 165,844,994 shares issued; 162,466,907 and 163,099,080 shares outstanding	2	2
Additional paid-in capital	2,247	2,242
Retained earnings	23	2
Accumulated other comprehensive loss	(41)	(23)
Treasury stock at cost, 3,419,985 shares and 2,745,914 shares	(76)	(61)
Total stockholders’ equity	2,155	2,162
Total liabilities and stockholders’ equity	$6,118	$6,083

The accompanying notes are an integral part of these unaudited condensed consolidated combined financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	165,845	$2	$2,242	$2	$(23)	$(61)	$2,162
Net income	—	—	—	31	—	—	31
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	5	—	—	—	5
Repurchases of common stock	—	—	—	—	—	(15)	(15)
Stock option exercises and other common stock transactions	42	—	—	—	—	—	—
Dividends declared ($0.06 per common share)	—	—	—	(10)	—	—	(10)
Balance at June 30, 2019	165,887	$2	$2,247	$23	$(41)	$(76)	$2,155

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Parent Company Investment	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	—	$—	$—	$—	$—	$2,729	$2,729
Impact of adoption of new accounting standard	—	—	—	—	—	4	4
Net income	—	—	—	—	—	49	49
Transfers to Parent, net	—	—	—	—	—	(145)	(145)
Balance at May 31, 2018	—	—	—	—	—	2,637	2,637
Dividend to DXC prior to May 31, 2018	—	—	(984)	—	—	—	(984)
Spin-Off activity	142,426	2	2,635	—	—	(2,637)	—
Mergers activity	23,273	—	578	—	—	—	578
Net loss	—	—	—	(20)	—	—	(20)
Other comprehensive loss, net of tax	—	—	—	—	(1)	—	(1)
Dividends declared ($0.05 per common share)	—	—	(8)	—	—	—	(8)
Balance at June 30, 2018	165,699	$2	$2,221	$(20)	$(1)	$—	$2,202

The accompanying notes are an integral part of these unaudited condensed consolidated combined financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$31	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101	64
Stock-based compensation	5	2
Deferred income taxes	(8)	—
Loss (gain) on sale or disposal of assets	8	(24)
Other non-cash charges, net	1	(14)
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	55	24
Prepaid expenses and other current assets	31	(5)
Accounts payable, accrued expenses and other current liabilities	(26)	72
Deferred revenue and advanced contract payments	(13)	13
Other assets and liabilities, net	—	(1)
Net cash provided by operating activities	185	160
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(312)
Extinguishment of acquired debt and related costs	—	(994)
Proceeds from sale of assets	—	24
Purchases of property, equipment and software	(1)	(6)
Payments for outsourcing contract costs	(1)	(2)
Net cash used in investing activities	(2)	(1,290)
Cash flows from financing activities:
Principal payments on long-term debt	(22)	—
Proceeds from debt issuance	—	2,500
Payment of debt issuance costs	—	(43)
Proceeds from revolving credit facility	—	50
Payments on revolving credit facility	—	(50)
Payments on finance lease obligations	(35)	(41)
Repurchases of common stock	(15)	—
Dividend to DXC	—	(984)
Dividends paid to Perspecta stockholders	(8)	—
Net transfers to Parent	—	(88)
Net cash (used in) provided by financing activities	(80)	1,344
Net change in cash and cash equivalents, including restricted	103	214
Cash and cash equivalents, including restricted, at beginning of period	99	—
Cash and cash equivalents, including restricted, at end of period	202	214
Less restricted cash and cash equivalents included in other current assets	23	13
Cash and cash equivalents at end of period	$179	$201
Supplemental cash flow disclosures:
Interest paid	$32	$8
Income taxes (refunded) paid, net	(3)	4
Supplemental schedule of non-cash investing and financing activities:
Leased assets acquired through finance lease obligations	$22	$5
Leased assets acquired through operating lease obligations	—	—
Dividends declared but not yet paid	10	8
Stock issued for the acquisition of Vencore	—	578

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

The accompanying unaudited condensed consolidated combined financial statements and notes present the combined results of operations, financial position, and cash flows of USPS for the periods prior to the completion of the Spin-Off and the combination with Vencore HC and KGS HC. Accordingly, the term “Parent” refers to DXC for periods from April 1, 2018 to May 31, 2018. As used in these notes, “the Company,” “we,” “us,” and “our” refer to the combined businesses of USPS for the period from April 1, 2018 through May 31, 2018, and to Perspecta and its consolidated subsidiaries for the periods from June 1, 2018 through June 30, 2018 and April 1, 2019 through June 30, 2019.

Basis of Presentation

The accompanying unaudited condensed consolidated combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). As discussed above, the Spin-Off and the Mergers were not consummated until May 31, 2018. In the period prior to consummation of the Spin-Off and Mergers, these financial statements include the combined financial statements of USPS, derived from the consolidated combined financial statements and accounting records of Parent as if USPS were operated on a stand-alone basis during the periods presented and were prepared in accordance with GAAP and, subsequent to the Spin-Off and Mergers, these financial statements represent the consolidated financial statements of Perspecta and its subsidiaries. Accordingly, the accompanying unaudited financial statements are presented as described below.
The period prior to the Spin-Off and Mergers includes the combined financial results and cash flows of USPS for the period from April 1, 2018 to May 31, 2018.

The periods subsequent to the Spin-Off and Mergers include:

•	the consolidated financial statements of Perspecta for the period from June 1, 2018 to June 30, 2018;

•	the consolidated financial statements of Perspecta for the period from April 1, 2019 to June 30, 2019; and

•	the consolidated financial position of Perspecta as of June 30, 2019 and March 31, 2019.

After the Spin-Off, DXC does not have any beneficial ownership of Perspecta or USPS. The chief executive officer of DXC serves as chairman of the board of directors of Perspecta (the “Board of Directors”). Consequently, transactions between DXC and Perspecta are reflected as related party transactions pursuant to the disclosure requirements of Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures. For additional information about the allocation of expenses from DXC prior to the Spin-Off and certain continuing responsibilities between the Company and DXC, see Note 13 – “Related Party Transactions.”

Principles of Consolidation and Combination

The unaudited condensed consolidated combined financial statements as of and for the three months ended June 30, 2019 reflect the financial position and results of operations of the Company, its consolidated subsidiaries and the joint ventures and partnerships over which the Company has a controlling financial interest. The combined financial statements as of and for periods prior to the consummation of the Spin-Off, reflect the financial position and results of operations of USPS as described above.

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

Prior to consummation of the Spin-Off, USPS generated cash in the normal course of its business. Parent swept the cash USPS generated via transfers to Parent’s cash management system. Parent’s receivables sales facility and long-term debt, other than capital lease obligations, have not been attributed to USPS for the periods prior to consummation of the Spin-Off because Parent’s borrowings were not the legal obligation of USPS.

The unaudited condensed consolidated combined financial statements for prior periods, included herein, may not be indicative of the financial position, results of operations and cash flows of the Company in the future or if USPS had been operated as a consolidated group during all periods presented.
In the opinion of management of the Company, the accompanying unaudited condensed consolidated combined financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations and cash flows.
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

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) Section A—Leases (“ASU 2016-02”). ASU 2016-02, along with related amendments (“ASC 842”), requires lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term on their balance sheets. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. Management developed a detailed implementation plan, which included, among other things, implementation of a new lease accounting system, an update to our policies, development of disclosures, evaluation of our controls, and application of the guidance across our contract population. The Company adopted the standard on April 1, 2019 using the optional transition method. Under this method, the Company applied the standard through a cumulative-effect adjustment in the period of adoption. In addition, the Company has elected to adopt additional practical expedients, including combining lease and non-lease components, applying the discount rate to a portfolio of leases with similar lease durations based on the original lease duration, and maintaining prior lease classification upon adoption. The adoption of ASC 842 resulted in the recognition of $114 million and $130 million of ROU assets and lease liabilities, respectively, on our balance sheet related to operating leases. The adoption did not have a material impact on our statements of operations, changes in stockholders’ equity or cash flows.

See Note 10 – “Leases” for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance, along with related amendments, changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the impact that this guidance will have on its trade receivables and financial arrangements when adopted.

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

Other recently issued ASUs effective after June 30, 2019 are not expected to have a material effect on Perspecta’s financial statements.

Note 3 – Acquisitions

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

	Three Months Ended June 30, 2018 Historical Perspecta(1)	Period from April 1, 2018 to May 31, 2018 Historical Vencore HC and KGS HC	Three Months Ended June 30, 2018
(in millions, except per share amounts)			Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin-Off and Mergers
Revenue	$793	$244	$—	$—	$1,037
Net income (loss)	$29	$(57)	$(7)	$12	$(23)

Earnings per common share(2):
Basic	$0.18				$(0.14)
Diluted	$0.17				$(0.14)
(1) Revenue and pre-tax income includes $115 million and $1 million associated with Vencore HC and KGS HC, respectively, for the period of June 1, 2018 through June 30, 2018. The pre-tax income excludes amortization of acquired intangible assets, acquisition financing and the allocation of certain corporate overhead costs.
(2) Historical and pro forma combined earnings per common share information is computed based on 165.70 million basic weighted average shares and 165.93 million diluted shares. See Note 5 – “Earnings Per Share.”

Note 4 – Revenue

Disaggregated Revenue

Revenue by contract type was as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$268	$26	$294	$111	$21	$132
Fixed-price	372	214	586	291	301	592
Time-and-materials	112	115	227	35	34	69
Total	$752	$355	$1,107	$437	$356	$793

Revenue by prime or subcontractor was as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$708	$323	$1,031	$417	$335	$752
Subcontractor	44	32	76	20	21	41
Total	$752	$355	$1,107	$437	$356	$793

Revenue by customer type was as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
U.S. federal government, including independent agencies	$748	$292	$1,040	$436	$293	$729
Non-federal (state, local and other)	4	63	67	1	63	64
Total	$752	$355	$1,107	$437	$356	$793

Performance Obligations

As of June 30, 2019, approximately $3.31 billion of revenue is expected to be recognized from remaining unsatisfied performance obligations on executed contracts. The Company expects to recognize approximately 65% of these remaining performance obligations as revenue within 12 months and approximately 79% within 24 months, with the remainder recognized thereafter.

Contract Balances

Contract assets and contract liabilities were as follows:

(in millions)	Balance Sheets Line Item	June 30, 2019	March 31, 2019
Contract assets:
Unbilled receivables	Receivables, net of allowance for doubtful accounts	$298	$301
Contract liabilities:
Current portion of deferred revenue and advance contract payments	Other current liabilities	$26	$33
Non-current portion of deferred revenue and advance contract payments	Other long-term liabilities	7	12

Contract assets decreased $3 million during the three months ended June 30, 2019. There were no significant impairment losses related to the Company’s contract assets during the three months ended June 30, 2019.

Contract liabilities decreased $12 million during the three months ended June 30, 2019, primarily due to revenue recognized in excess of payments received. During the three months ended June 30, 2019, the Company recognized $24 million of the deferred revenue and advance contract payments at March 31, 2019 as revenue. During the three months ended June 30, 2018, the Company recognized $10 million of the deferred revenue and advance contract payments at April 1, 2018 as revenue.

Note 5 – Earnings Per Share

Basic earnings per common share (“EPS”) for the three months ended June 30, 2019 is computed using the weighted average number of shares of common stock outstanding. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and vesting of other equity awards. EPS for the three months ended June 30, 2018 is computed using the weighted average number of shares of common stock outstanding between the date of the Spin-Off and Mergers and the end of the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and vesting of other equity awards. There were no significant anti-dilutive equity awards excluded from the calculation of EPS for the three-month periods ended June 30, 2019 and 2018.
The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended
(in millions, except per share amounts)	June 30, 2019	June 30, 2018
Net income	$31	$29
Common share information:
Weighted average common shares outstanding for basic EPS	162.80	165.70
Dilutive effect of equity awards	0.49	0.23
Weighted average common shares outstanding for diluted EPS	163.29	165.93
Earnings per common share:
Basic	$0.19	$0.18
Diluted	$0.19	$0.17

Note 6 – Sale of Receivables

During each of the three-month periods ended June 30, 2019 and 2018, the Company sold approximately $690 million of billed and unbilled receivables under our receivables sales facility. The amount outstanding at June 30, 2019 and March 31, 2019 was $178 million and $146 million, respectively. As of June 30, 2019 and March 31, 2019, collections not remitted to the financial institutions corresponding to these receivables sales were $23 million and $11 million, respectively. These amounts represent restricted cash recorded by the Company within the other current assets caption of the balance sheets.

Note 7 – Fair Value

The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company’s long-term debt, excluding finance leases and unamortized debt issuance costs, was $2.34 billion and $2.35 billion as of June 30, 2019 and March 31, 2019, respectively, as compared with the gross carrying value of $2.38 billion and $2.40 billion, respectively. If measured at fair value, long-term debt, excluding finance lease liabilities, would be classified in Level 2 of the fair value hierarchy.
Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are reduced to fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the three months ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019, the Company had interest rate swap agreements with a total notional amount of $1.60 billion. The Company initially accounted for all changes in fair value of its interest rate swaps on the statements of operations until designation as a cash flow hedge of interest rate risk on June 22, 2018. As a result, the Company recorded a gain of $5 million included in interest expense, net on the statement of operations for the three months ended June 30, 2018.

Following the June 22, 2018 cash flow hedge designation, all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive loss was $24 million ($18 million, net of tax) and $1 million ($1 million, net of tax) for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we expect amounts of approximately $15 million pertaining to cash flow hedges to be reclassified from AOCL into earnings over the next 12 months.

All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. As of June 30, 2019, the gross fair value of our derivative liabilities in interest rate swaps designated for hedge accounting is $50 million, of which $13 million is presented as other current liabilities and $37 million is presented as other liabilities on the balance sheet. As of March 31, 2019, the gross fair value of our derivative liabilities in interest rate swaps designated for hedge accounting was $26 million, of which $4 million is presented in other current liabilities and $22 million is presented in other liabilities on the balance sheet. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as Level 2 inputs.

Note 9 – Debt
The following is a summary of the Company’s outstanding debt:

(in millions)	Interest Rates	Maturities	June 30, 2019	March 31, 2019
Revolving Credit Facility	LIBOR + 1.50%	May 2023	$—	$—
Term Loan A Facilities (Tranche 1)	LIBOR + 1.375%	May 2021	246	246
Term Loan A Facilities (Tranche 2)	LIBOR + 1.50%	May 2023	1,568	1,588
Term Loan B Facility	LIBOR + 2.25%	May 2025	495	497
Subtotal senior secured credit facilities			2,309	2,331
Senior unsecured EDS Notes	7.45%	October 2029	66	66
Total debt			2,375	2,397
Less: current maturities of long-term debt, net(1)			(80)	(80)
Less: unamortized debt issuance costs and premiums(2)			(18)	(20)
Total long-term debt, net of current maturities			$2,277	$2,297
(1) Current maturities of long-term debt are presented net of $8 million of debt issuance costs associated with the Term Loan A Facilities and Term Loan B Facility as of June 30, 2019 and March 31, 2019.
(2) Includes $11 million and $12 million as of June 30, 2019 and March 31, 2019, respectively, of unamortized premiums on the assumed Electronic Data Systems Corporation (“EDS”) Notes.
Expected maturities of long-term debt are as follows:

Fiscal Year	(in millions)
Remainder of fiscal year 2020	$66
2021	88
2022	334
2023	88
2024	1,263
Thereafter	536
Total	$2,375

Note 10 – Leases

As described in Note 2 – “Recent Accounting Pronouncements,” effective April 1, 2019, we adopted ASC 842 using the optional transition method. In accordance with the optional transition method, we did not recast the prior period financial statements, and all prior period amounts and disclosures are presented under ASC 840.

The Company leases certain real and personal property under non-cancelable operating leases. Lease assets under finance leases is comprised primarily of computers and related equipment. Finance lease obligations primarily consist of contractual arrangements with HPE Financial Services.

Under ASC 842, an arrangement is determined to be a lease at inception if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At inception, we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or a finance lease. The Company recognizes a ROU asset and a lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date, adjusted for any lease incentives, initial direct costs, and potential impairment. At the commencement date, a single discount rate is applied to a group of leases with the same durations. The rate is updated quarterly for new leases that commence during the period, unless a triggering event occurs requiring more frequent reassessment. We define the initial lease term to include renewal options determined to be reasonably certain. Lease assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.

Certain leases require us to pay property taxes, insurance and routine maintenance, which are included in variable lease expense. At June 30, 2019, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants. The Company's lessor arrangements with its customers are immaterial to the results of operations and cash flows.

The components of lease expense were as follows:

(in millions)	Statement of Operations Line Item(s)	Three Months Ended June 30, 2019
Finance lease expense
Amortization of leased assets	Depreciation and amortization	$36
Interest on lease obligations	Interest expense, net	5
Total finance lease expense		41
Operating lease expense	Cost of services and selling, general and administrative	14
Variable lease expense	Cost of services and selling, general and administrative	2
Sublease income	Cost of services and selling, general and administrative	(1)
Total lease expense, net		$56

Supplemental balance sheet information related to leases was as follows:

(in millions)	Balance Sheet Line Item	June 30, 2019
Assets
Finance lease assets	Property and equipment, net of accumulated depreciation of $124	$267
Operating lease assets	Other assets	100
Total lease assets		$367
Liabilities
Current
Finance leases	Current finance lease obligations	$132
Operating leases	Current operating lease obligations	53
Non-current
Finance leases	Non-current finance lease obligations	161
Operating leases	Other long-term liabilities	65
Total lease liabilities		$411

Supplemental cash flow information related to leases was as follows:

(in millions)	Three Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$13
Operating cash flows from finance leases	3
Financing cash flows from finance leases	35

The Company includes both the amortization of operating lease assets and changes in the lease liabilities in changes in other assets and liabilities, net on the statement of cash flows.

The weighted average remaining lease terms and discount rates were as follows:

June 30, 2019
Weighted average remaining lease term (in years):
Finance leases	2.6
Operating leases	3.2
Weighted average discount rate:
Finance leases	6.93%
Operating leases	4.60%

As of June 30, 2019, future minimum lease payments required to be made under leases were as follows:

Fiscal Year (in millions)	Operating Leases	Finance Leases
Remainder of fiscal year 2020	$47	$121
2021	37	103
2022	19	67
2023	15	25
2024	6	3
Thereafter	6	—
Total minimum lease payments	130	319
Less: Amount representing interest	(12)	(26)
Present value of net minimum lease payments	$118	$293

As of June 30, 2019, the Company has aggregate rent obligations of $57 million for operating leases and $6 million for finance leases, for leases that have not commenced, with terms ranging from three to 10 years.

Note 11 – Pension and Other Benefit Plans

The Company offers a defined benefit pension plan, a retiree medical plan, life insurance benefits, deferred compensation plans and defined contribution plans. The Company’s defined benefit pension and retiree medical plans are not admitting new participants; therefore, changes to pension and other postretirement benefit liabilities are primarily due to market fluctuations of investments, actuarial assumptions for the measurement of liabilities and changes in interest rates.
The Company did not contribute to the defined benefit pension and other postretirement benefit plans during the three months ended June 30, 2019, and does not expect to contribute during the remainder of fiscal year 2020.
The components of net periodic pension expense (benefit) were:

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
Service cost	$1	$—
Interest cost	4	1
Expected return on assets	(7)	(2)
Net periodic pension benefit	$(2)	$(1)

Net periodic benefit cost for the Company’s retiree medical plan was not significant for the three-month periods ended June 30, 2019 and 2018.

Note 12 – Income Taxes

The Company’s effective tax rate (“ETR”) was approximately 26% and 29% for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, the primary drivers of our ETR were state income taxes, the release of certain indemnified liabilities for uncertain tax benefits and the absence of non-deductible transaction expenses. For the three months ended June 30, 2018, the primary drivers of our ETR were state income taxes and non-deductible transaction expenses.

The Tax Matters Agreement entered into with DXC in connection with the Spin-Off (the “TMA”) states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. The Company is generally only responsible for tax assessments, penalties and interest allocable to periods (or portions of periods) related to USPS beginning after the Spin-Off and Mergers. The Company has income tax refunds receivable from the Internal Revenue Service (“IRS”) and various state tax authorities of approximately $76 million at June 30, 2019, for which it must remit to DXC under the TMA, and has recorded a corresponding payable. These amounts are included in other receivables and the related indemnification is included in accrued expenses and other current liabilities.

The Company’s entities included in the Spin-Off are currently under examination or in appeals in several tax jurisdictions. The calendar year 2008 and fiscal year 2010 and forward tax years remain open under applicable statutes of limitations, and are currently under review by the IRS and other taxing authorities. The IRS is not currently examining Vencore HC or KGS HC for any open years, but entities related to these businesses are open to examination in various state and local jurisdictions.

Note 13 – Related Party Transactions

Allocation of Corporate Expenses

The statement of operations for the three months ended June 30, 2018 included corporate allocations of $24 million recorded within costs of services and selling, general and administrative. These allocations were for the period from April 1 to May 31, 2018 for general corporate expenses from Parent for certain management and support functions that were provided on a centralized basis within Parent prior to the Spin-Off.

Parent Company Investment
Parent company investment on the statements of cash flows and equity for the period from April 1 to May 31, 2018 represents Parent’s historical investment in USPS, the net effect of transactions with and allocations from Parent and USPS’s accumulated earnings prior to consummation of the Spin-Off.

Related Party Transactions with DXC

The Company recognized $6 million and $2 million of related party revenue from DXC and incurred obligations of $57 million and $2 million for related party transactions with DXC during the three months ended June 30, 2019 and 2018, respectively.

Note 14 – Stockholders' Equity

Cash Dividends

During the three months ended June 30, 2019 and 2018, the Board of Directors declared cash dividends to our stockholders of approximately $10 million ($0.06 per common share) and $8 million ($0.05 per common share), respectively, which were paid on July 16, 2019 and July 17, 2018, respectively.

On August 13, 2019, the Board of Directors declared a dividend of $0.06 per common share payable on October 15, 2019 to common stockholders of record at the close of business on September 4, 2019.

Share Repurchase Program
During the three months ended June 30, 2019, the Company repurchased 665,294 shares of its common stock for aggregate cost of $15 million, of which $1 million was settled subsequent to the end of the period. The shares are reported as treasury stock at cost. The total remaining authorization for future common stock repurchases under the share repurchase program was $325 million as of June 30, 2019.

Stock-based Compensation
The Company recognized $5 million in stock-based compensation expense during the three months ended June 30, 2019. During the three months ended June 30, 2019, the Company granted approximately 495 thousand time-based restricted stock units (“RSUs”) and approximately 917 thousand performance-based restricted stock units (“PSUs”). The RSUs and PSUs are valued using the closing price on the trading day of the grant. The weighted average grant date fair value of the RSUs and PSUs granted during the three months ended June 30, 2019 was $22.99 and $23.01, respectively.

Note 15 – Segment Information

We operate based on two reportable segments: (1) Defense and Intelligence, and (2) Civilian and Health Care. Our reportable segments and their respective operations are defined as follows:
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
Segment Measures
The following table summarizes operating results regularly provided to the chief operating decision maker by reportable segment and a reconciliation to the financial statements:

(in millions)	Defense and Intelligence	Civilian and Health Care	Total Reportable Segments
Three Months Ended June 30, 2019
Revenue	$752	$355	$1,107
Segment profit	118	33	151
Depreciation and amortization(1)	25	28	53

Three Months Ended June 30, 2018
Revenue	$437	$356	$793
Segment profit(2)	36	61	97
Depreciation and amortization(1)	19	20	39
(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $48 million and $25 million for the three months ended June 30, 2019 and 2018, respectively.
(2) The segment profit for the three months ended June 30, 2018 was revised to reflect the change to exclude the amortization expense on intangible assets acquired in business combinations as disclosed in Note 19 – “Segment Information” to the financial statements of our Annual Report on Form 10‑K for the year ended March 31, 2019.

Reconciliation of Reportable Segment Profit to the Statements of Operations

The Company’s management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenue less segment cost of services, selling, general and administrative and depreciation and amortization, excluding amortization of acquired intangible assets. The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, amortization of acquired intangible assets, certain nonrecoverable restructuring costs, separation, transaction and integration-related costs and net periodic benefit cost.

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
Total profit for reportable segments	$151	$97
Less:
Stock-based compensation	(5)	(2)
Amortization of acquired intangible assets	(48)	(25)
Restructuring costs	(2)	—
Separation, transaction and integration-related costs	(19)	(44)
Interest expense, net	(35)	(10)
Other unallocated, net	—	25
Income before taxes	$42	$41

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Note 16 – Commitments and Contingencies

The Company is a party to or has responsibility under various lawsuits, claims, investigations and proceedings involving disputes or potential disputes related to commercial, employment and regulatory matters that arise in the ordinary course of business. The Separation and Distribution Agreement (the “SDA”) between Perspecta and DXC includes provisions that allocate liability and financial responsibility for litigation involving DXC and the Company and that provide for cross-indemnification of the parties for liabilities a party may incur that are allocated to the other party under the SDA. In addition, under the SDA, DXC and the Company have agreed to cooperate with each other in managing litigation that relates to both parties’ businesses. The SDA also contains provisions that allocate liability and financial responsibility for such litigation. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. The Company believes it has recorded adequate provisions for any such matters and, as of June 30, 2019, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

Litigation, Proceedings and Investigations

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise Company (“HPE”) alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. The case has remained stayed while the parties have engaged in mediation with opt-in plaintiffs who are subject to mandatory, individual arbitration agreements. Two mediation sessions have taken place. In October 2018, a settlement was reached with 16 named and opt-in plaintiffs; that settlement has been completed. On June 26-27, 2019, a second mediation was held, involving 145 opt-in plaintiffs. Discussions continue. Former business units of HPE now owned by the Company will be liable in this matter for any recovery by plaintiffs previously associated with the USPS business of HPE.

In addition to the matter noted above, the Company is currently subject in the normal course of business to various claims and contingencies arising from, among other things, disputes with customers, vendors, employees, contract counter parties and other parties, and inquiries and investigations by regulatory authorities and government agencies. Some of these disputes involve or may involve litigation. The financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. The Company consults with outside legal counsel on issues related to litigation and regulatory compliance and seeks input from other experts and advisors with respect to matters in the ordinary course of business. Although the outcome of these and other matters cannot be predicted with certainty, and the impact of the final resolution of these and other matters on the Company’s results of operations in a particular subsequent reporting period could be material and adverse, management does not believe, based on information currently available to the Company, that the resolution of any of the matters currently pending against the Company will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due. Unless otherwise noted, the Company is unable to determine at this time a reasonable estimate of a possible loss or range of losses associated with the foregoing disclosed contingent matters.

Guarantees

The Company uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies, which are cash collateralized. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The Company’s stand-by letters of credit outstanding were less than $1 million as of June 30, 2019. As of June 30, 2019, the Company had $34 million in outstanding surety bonds, of which $1 million expire in fiscal year 2020 and $33 million expire in fiscal year 2022.

Note 17 – Subsequent Events

On July 31, 2019, Perspecta completed the acquisition of Knight Point Systems, LLC (“Knight Point”) for a purchase price of $250 million in cash, subject to customary purchase price adjustments. Knight Point is an end-to-end managed services and solutions provider focused on modernizing information technology, protecting critical networks and driving digital transformation. Knight Point leverages a scalable portfolio of intellectual property to solve complex customer challenges in cloud, cybersecurity and agile DevOps environments. The company’s unique managed services delivery frameworks drive customer transparency and operational excellence, while providing rapid and efficient solution delivery.

On August 13, 2019, the Company entered into the Second Amendment to its Credit Agreement (the “Amendment”) to provide greater operational and financial flexibility to the Company. Pursuant to the Amendment, with MUFG Bank, Ltd. as Lead Left Arranger and Administrative Agent, Bank of America, N.A. as Syndication Agent, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and PNC Bank, National Association as Documentation Agents, and MUFG Bank, Ltd., BofA Securities, Inc., JPMorgan Chase Bank, N.A., PNC Capital Markets, LLC and Mizuho Bank, Ltd. as Lead Arrangers, the maturities of the Pro-Rata Facilities (Term Loan A Facilities and the Revolving Credit Facility) were extended by 15 months each. The Amendment also provides for, among other things:

a.
changes to certain terms and conditions, including modifying the financial covenant total net leverage ratio to a maximum of 4.50x (unchanged), with a stepdown to 4.25x (previously 3.75x) after 12 months, and, thereafter, with a step up to 4.50x (previously 4.00x) for a 12 month period following a Permitted Acquisition greater than $100 million;

b.	a $46 million increase in the Term Loan A Tranche 2 from $1,568 million to $1,614 million, the proceeds of which are being used to prepay Term Loan A Tranche 1 from $246 million to $200 million;

c.	an extension of the maturity of the Term Loan A Tranche 1 from May 31, 2021 to August 31, 2022;

d.	an extension of the maturity of the Term Loan A Tranche 2 from May 31, 2023 to August 31, 2024; and

e.	a $150 million increase in the Revolving Credit Facility to $750 million and an extension of the maturity from May 31, 2023 to August 31, 2024.

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

•	failure of third parties to deliver on commitments under contracts with us;

•	misconduct or other improper activities from our employees or subcontractors;

•	delays, terminations or cancellations of our major contract awards, including as a result of our competitors protesting such awards;

•	failure of our internal control over financial reporting to detect fraud or other issues;

•	failure or disruptions to our systems, due to cyber-attack, service interruptions or other security threats;

•	failure to be awarded task orders under our indefinite delivery/indefinite quantity (“ID/IQ”) contracts;

•	changes in government procurement, contract or other practices or the adoption by the government of new laws, rules and regulations in a manner adverse to us;

•	uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and

•	the other factors described in Part I, Item 1A “Risk Factors” of Perspecta’s Annual Report on Form 10-K for the year ended March 31, 2019.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in other information we publicly disclose from time to time. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties. Our public filings may be accessed through our investor relations website, https://investors.perspecta.com, or through the website maintained by the SEC at https://www.sec.gov.

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

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of Perspecta’s results of operations and cash flows for the three months ended June 30, 2019. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

Segments and Services

Our reportable segments are (1) Defense and Intelligence, which provides services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies, and (2) Civilian and Health Care, which provides services to the Departments of Homeland Security, Justice, and Health and Human Services, as well as other federal civilian and state and local government agencies. Segment information is included in Note 15 – “Segment Information” to the financial statements. For a discussion of risks associated with our operations, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2019.

Backlog

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

The estimated value of our TCV backlog as of June 30, 2019 was as follows:

(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Funded backlog	$891	$998	$1,889
Unfunded backlog	5,484	3,050	8,534
Total contract value backlog	$6,375	$4,048	$10,423

For the three months ended June 30, 2019, contract awards were $669 million in the Defense and Intelligence segment and $332 million in the Civilian and Health Care segment.
Results of Operations

On May 31, 2018, we completed the strategic combination of USPS with Vencore to form Perspecta. See Note 1 – “Overview and Basis of Presentation” and Note 3 – “Acquisitions” to the financial statements. Accordingly, the financial results of Perspecta for the period ending June 1, 2018 only include the financial results of Vencore for one month, and therefore, are not directly comparable.

Selected financial information is presented in the table below:

	Three Months Ended
(in millions, except per share amounts)	June 30, 2019	June 30, 2018	Change	Percentage Change
Revenue	$1,107	$793	$314	40%
Total costs and expenses	1,065	752	313	42%
Income before income taxes	42	41	1	2%
Income tax expense	11	12	(1)	(8)%
Net income	$31	$29	$2	7%

Diluted earnings per share	$0.19	$0.17

Revenue

Revenue for the three months ended June 30, 2019 and June 30, 2018 were:

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018	Change	Percentage Change
Defense and Intelligence	$752	$437	$315	72%
Civilian and Health Care	355	356	(1)	—%
Total	$1,107	$793	$314	40%

Defense and Intelligence Segment

Our Defense and Intelligence segment revenue during the three months ended June 30, 2019 increased by $315 million, or 72%, as compared to the same period of the prior year. Including the $230 million of Vencore revenue in April and May of 2018, Defense and Intelligence grew $85 million, or 13%, due to new business wins coupled with growth on existing programs.

Civilian and Health Care Segment

For the three months ended June 30, 2019, our Civilian and Health Care segment revenue decreased by $1 million, or 0%, as compared to the same period of the prior year. Including the $14 million of Vencore revenue in April and May of 2018, Civilian and Health Care declined $15 million, or 4%, due to completions of several programs.

Costs and Expenses

Our total costs and expenses are shown in the table below:

	Three Months Ended		Percentage of Revenue
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	Change	Percentage Change
Costs of services	$836	$597	76%	75%	$239	40%
Selling, general and administrative	72	61	7%	8%	11	18%
Depreciation and amortization	101	64	9%	8%	37	58%
Restructuring costs	2	—	—%	—%	2	NM
Separation, transaction and integration-related costs	19	44	2%	6%	(25)	(57)%
Interest expense, net	35	10	3%	1%	25	250%
Other income, net	—	(24)	—%	(3)%	24	(100)%
Total costs and expenses	$1,065	$752	96%	95%	$313	42%

Costs of Services

For the three months ended June 30, 2019, costs of services as a percentage of revenue was 76%, as compared to 75% for the same period of the prior year, due to continued focus on cost discipline and program management on our fixed-price portfolio offset by start-up costs associated with new contract wins. We expect that over the long-term, contract mix will continue to move in the direction of fixed price. Our cost-reimbursable and time-and-materials contracts typically have consistent margins, whereas the margin on our fixed price contracts is dependent upon management’s ability to control the costs of providing the services.

Selling, General and Administrative

Selling, general and administrative expense (“SG&A”) was $72 million for the three months ended June 30, 2019, as compared to $61 million in the same period of the prior year. SG&A as a percentage of revenue was 7% for the three months ended June 30, 2019, as compared to 8% for the same period of the prior year primarily due to the absence in the current quarter of allocated DXC corporate costs.

Depreciation and Amortization

Depreciation and amortization expense (“D&A”) was $101 million for the three months ended June 30, 2019, as compared to $64 million in the same period of the prior year. The increase of $37 million in D&A was primarily attributed to the assets acquired in the Mergers that impacted all three months of the current quarter, compared to only impacting one month of the prior-year quarter.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2019 was $35 million, as compared to $10 million during the same period of the prior fiscal year. The increase of $25 million in interest expense was primarily attributable to the debt incurred to fund the Spin-Off and Mergers on June 1, 2018.

Other Income, Net

Other income, net for the three months ended June 30, 2019 included a $6 million reduction of a DXC indemnification receivable related to a liability for uncertain tax positions. The corresponding tax reserves were reduced by the same amount, resulting in a $6 million reduction of income tax expense in accordance with ASC Topic 740, Income Taxes. Other income, net for the three months ended June 30, 2019 also included certain components of the net periodic pension cost for defined benefit pension plans, equity in earnings of unconsolidated affiliates and other miscellaneous gains and losses. Other income, net was $24 million during the same period of the prior fiscal year primarily due to a gain on the sale of a contract to eliminate a potential organizational conflict of interest that resulted from the Mergers.

Taxes

Income tax expense was $11 million and $12 million for the three months ended June 30, 2019 and 2018, respectively. Tax expense in the current quarter included a benefit of $6 million from the reduction of tax reserves discussed above. The ETR was approximately 26% for the three months ended June 30, 2019, as compared to 29% for the three months ended June 30, 2018. For the three months ended June 30, 2019, the primary drivers of our ETR were state income taxes, the release of certain indemnified liabilities for uncertain tax benefits and the absence of non-deductible transaction expenses. For the three months ended June 30, 2018, the primary drivers of our ETR were state income taxes and non-deductible transaction expenses.

The Company is subject to income taxes in the U.S. (federal and state). Significant judgment is required in determining the provision for income taxes, analyzing the income tax reserves and the determination of the likelihood of recoverability of deferred tax assets and adjustment of valuation allowances. In addition, the Company’s tax returns are routinely audited and settlements of issues raised in these audits sometimes affect the tax provisions. Potential liabilities or refunds resulting from these audits are covered by the TMA between Perspecta and DXC.

The TMA with DXC governs the respective rights, responsibilities and obligations of DXC and the Company after the Spin-Off with respect to all tax matters and includes restrictions designed to preserve the tax-free status of the Distribution. As a subsidiary of DXC, the Company had (and the Company continues to have following the Spin-Off) several liability to the IRS for the full amount of the consolidated U.S. federal income taxes of the DXC consolidated group relating to the taxable periods in which the Company was part of that group. However, the TMA specifies the portion, if any, of this tax liability for which the Company will bear responsibility. The Company agrees to indemnify DXC against any amounts for which the Company is responsible and DXC agrees to indemnify the Company against any amounts for which the Company is not responsible. The TMA also provides special rules for allocating tax liabilities in the event that the Spin-Off is not tax-free. The TMA provides for certain covenants that may restrict the ability of the Company to pursue strategic or other transactions that otherwise could maximize the value of the business and may discourage or delay a change of control. Pursuant to the TMA, the Company has agreed to indemnify DXC for any tax liabilities resulting from a breach of such covenants or certain other actions. Though valid as between the parties, the TMA will not be binding on the IRS.

Liquidity and Capital Resources

Existing cash and cash equivalents and cash generated by operations continue to be our primary sources of liquidity, as well as available borrowings under our Revolving Credit Facility (as defined in Note 12 – “Debt” to the financial statements of our Annual Report on Form 10-K for the year ended March 31, 2019) and sales of receivables under a U.S. federal government obligor receivables purchase facility established pursuant to the MARPA Facility (as defined in Note 5 – “Receivables” of our Annual Report on Form 10-K for the year ended March 31, 2019).

Our primary cash needs will continue to be for working capital, capital expenditures and other discretionary investments, as well as to service our outstanding indebtedness, including borrowings under our Credit Facilities. Our ability to fund our future operating needs depends, in part, on our ability to continue to generate positive cash flows from operations and, if necessary, raise cash in the capital markets. Based upon our history of generating strong cash flows, it is our belief that we will be able to meet our short-term liquidity and cash needs, including debt servicing, through the combination of cash flows from operating activities, available cash balances, available borrowings under our Revolving Credit Facility and sales of receivables under our MARPA Facility. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities, although there can be no assurance that we will able to obtain such financing on acceptable terms (or at all) in the future.
Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.
See Note 16 – “Commitments and Contingencies” to the financial statements for discussion of general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below:

(in millions)	June 30, 2019
Cash and cash equivalents	$179
Available borrowings under our Revolving Credit Facility	600
Total liquidity	$779

Cash and Cash Equivalents and Cash Flows

As of June 30, 2019, our cash and cash equivalents were $179 million. Cash and cash equivalents increased $91 million during the quarter, primarily due to strong operational cash flows.

The following table summarizes our cash flow activity:

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018	Change
Net cash provided by operating activities	$185	$160	$25
Net cash used in investing activities	(2)	(1,290)	1,288
Net cash (used in) provided by financing activities	(80)	1,344	(1,424)
Net change in cash and cash equivalents, including restricted	103	214	(111)
Cash and cash equivalents, including restricted, at beginning of period	99	—	99
Cash and cash equivalents, including restricted, at end of period	202	214	(12)
Less restricted cash and cash equivalents included in other current assets	23	13	10
Cash and cash equivalents at end of period	$179	$201	$(22)

Net cash provided by operating activities during the three months ended June 30, 2019 was $185 million, as compared to $160 million during the comparable period of the prior fiscal year. The increase of $25 million included an $81 million increase in net income adjusted for non-cash items, partially offset by movements in working capital of $56 million.

Net cash used in investing activities during the three months ended June 30, 2019 was $2 million, as compared to $1.29 billion during the comparable period of the prior fiscal year. The decrease was due to acquisitions of $312 million and payments of acquired debt of $994 million during the three months ended June 30, 2018, with no such transactions in the current period.

Net cash used in financing activities during the three months ended June 30, 2019 was $80 million, as compared to net cash provided by financing activities of $1.34 billion during the comparable period of the prior fiscal year. The prior year included significant financing activities related to the Spin-Off and Mergers, as compared to the current period’s ongoing lease payments, dividend payments and the Company’s share repurchase program, which began in the second quarter of fiscal 2019.
Capital Resources

The following table summarizes our total debt:

(in millions)	June 30, 2019	March 31, 2019
Short-term debt and current maturities of long-term debt	$80	$80
Long-term debt, net of current maturities	2,277	2,297
Total debt	$2,357	$2,377

The $20 million decrease in total debt as of June 30, 2019, as compared to total debt as of March 31, 2019, resulted primarily from mandatory principal payments. During the three months ended June 30, 2019, we repaid $22 million of term loans. At June 30, 2019, our $600 million Revolving Credit Facility remained unused.

We were in compliance with all financial covenants associated with our borrowings as of June 30, 2019. For more information on our debt, see Note 9 – “Debt” to the financial statements.

The following table summarizes our capitalization ratios:

(in millions)	June 30, 2019	March 31, 2019
Total debt and finance leases	$2,650	$2,682
Cash and cash equivalents	179	88
Net debt(1)	$2,471	$2,594

Total debt and finance leases	$2,650	$2,682
Equity	2,155	2,162
Total capitalization	$4,805	$4,844

Debt-to-total capitalization	55%	55%
Net debt-to-total capitalization(1)	51%	54%
(1) Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The decrease in net debt-to-total capitalization as of June 30, 2019, as compared to March 31, 2019, was primarily due to an increase in cash and cash equivalents.

Interest Rate Swaps

We use interest rate swaps to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with our floating interest rate debt. The interest rate swaps effectively convert our floating interest rate debt into fixed interest rate debt. Each swap agreement is designated as a cash flow hedge. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR. At June 30, 2019, one-month LIBOR was 2.40%. The net receipt or payment from the interest rate swap agreements is included in the statements of operations as interest expense.

The following table summarizes our interest rate swaps at June 30, 2019:

Inception	Maturity	Notional Amount (in millions)	Weighted Average Interest Rate Paid
May 2018	May 2021	$400	2.57%
May 2018	May 2022	500	2.61%
October 2018	October 2022	200	2.92%
May 2018	May 2023	500	2.68%
Total / Weighted average interest rate		$1,600	2.66%

Share Repurchases

During the three months ended June 30, 2019, 665,294 shares were purchased at an aggregate cost of $15 million, of which $1 million was settled subsequent to the end of the period, and are reported as treasury stock at cost.
Dividends

During the three months ended June 30, 2019 and 2018, the Board of Directors declared cash dividends to our stockholders of approximately $10 million ($0.06 per common share) and $8 million ($0.05 per common share), respectively, which were paid on July 16, 2019 and July 17, 2018, respectively.

On August 13, 2019, the Board of Directors declared a dividend of $0.06 per common share payable on October 15, 2019 to common stockholders of record at the close of business on September 4, 2019.

Off-Balance Sheet Arrangements

There have been no material changes to our off-balance sheet arrangements reported under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2019.

Contractual Obligations
There have been no material changes to our contractual obligations from those reported under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2019.
Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, acquisition accounting and income taxes. Our critical accounting policies and estimates are more fully discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2019, under the heading “Critical Accounting Policies and Estimates.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10‑K for the year ended March 31, 2019, we actively monitor our exposures to potential loss arising from adverse changes in market rates and prices and manage such risks through our regular operating and financing activities or the use of derivative financial instruments. Our exposures to market and financial risk have not changed materially since March 31, 2019. See Note 7 – “Fair Value” and Note 8 – “Derivative Instruments” to the financial statements for additional discussion.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16 – “Commitments and Contingencies” to the financial statements for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2019.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On June 1, 2018, our Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. The following table provides information on a monthly basis for the quarter ended June 30, 2019 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
April 1, 2019 to April 30, 2019	192,515	$21.91	192,515	$336
May 1, 2019 to May 31, 2019	195,703	$22.51	195,703	$331
June 1, 2019 to June 30, 2019	277,076	$23.02	277,076	$325
Total	665,294	$22.55	665,294

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Second Amendment to Credit Agreement dated as of August 13, 2019 by and among Perspecta Inc.; the Guarantors party thereto; MUFG Bank, Ltd. as Administrative Agent; the Incremental Tranche A2 Lenders (as defined therein), the Incremental Revolving Lenders (as defined therein) and the other Lenders party thereto.

10.2
Credit Agreement dated as of May 31, 2018, as amended by that certain First Amendment dated as of December 12, 2018, and Second Amendment dated as of August 13, 2019, by and among Perspecta Inc.; the Guarantors party thereto; the Lenders party thereto; MUFG Bank, Ltd. as Administrative Agent; and MUFG Union Bank, N.A., as Collateral Agent.

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

* Furnished, not filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perspecta Inc.

Dated:	August 14, 2019	By:	/s/ William G. Luebke
		Name:	William G. Luebke
		Title:	Senior Vice President, Principal Accounting Officer and Controller