Form 10-Q
period 2019-09-30
Perspecta Inc.
filed 2019-11-13
CIK 1724670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

161,773,961 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2019.

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

Because the Spin-Off and the Mergers were not consummated until May 31, 2018, the unaudited Condensed Consolidated Combined Financial Statements presented in this Quarterly Report on Form 10-Q include only the legacy USPS activity for the period from April 1, 2018 to May 31, 2018, and Perspecta, including entities acquired in the Mergers, from June 1, 2018 through September 30, 2018 and April 1, 2019 through September 30, 2019.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Combined Financial Statements (unaudited)

Page
Condensed Consolidated Combined Statements of Operations for the Three and Six Months Ended September 30, 2019 and 2018 (unaudited)	2
Condensed Consolidated Combined Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2019 and 2018 (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019 (unaudited)	4
Condensed Consolidated Combined Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended September 30, 2019 and 2018 (unaudited)	5
Condensed Consolidated Combined Statements of Cash Flows for the Six Months Ended September 30, 2019 and 2018 (unaudited)	6
Notes to Condensed Consolidated Combined Financial Statements (unaudited)
Note 1 – Overview and Basis of Presentation	7
Note 2 – Recent Accounting Pronouncements	8
Note 3 – Acquisitions	9
Note 4 – Revenue	10
Note 5 – Earnings Per Share	12
Note 6 – Sale of Receivables	12
Note 7 – Fair Value	12
Note 8 – Derivative Instruments	12
Note 9 – Debt	13
Note 10 – Leases	14
Note 11 – Pension and Other Benefit Plans	16
Note 12 – Income Taxes	16
Note 13 – Related Party Transactions	17
Note 14 – Stockholders’ Equity	17
Note 15 – Segment Information	18
Note 16 – Commitments and Contingencies	19
Note 17 – Subsequent Events	20

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$1,172	$1,068	$2,279	$1,861

Costs of services	908	813	1,744	1,410
Selling, general and administrative	81	89	153	150
Depreciation and amortization	90	74	191	138
Restructuring costs	2	2	4	2
Separation, transaction and integration-related costs	20	21	39	65
Interest expense, net	36	37	71	47
Other income, net	(2)	(4)	(2)	(28)
Total costs and expenses	1,135	1,032	2,200	1,784

Income before taxes	37	36	79	77
Income tax expense	8	12	19	24
Net income	$29	$24	$60	$53

Earnings per common share:
Basic	$0.18	$0.15	$0.37	$0.32
Diluted	$0.18	$0.14	$0.37	$0.32

The accompanying notes are an integral part of these unaudited condensed consolidated combined financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$29	$24	$60	$53
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax	(3)	6	(21)	5
Comprehensive income	$26	$30	$39	$58

The accompanying notes are an integral part of these unaudited condensed consolidated combined financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share and share amounts)	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$122	$88
Receivables, net of allowance for doubtful accounts of $1 and $0	570	484
Other receivables	33	92
Prepaid expenses	102	141
Assets held for sale	49	23
Other current assets	58	50
Total current assets	934	878
Property and equipment, net of accumulated depreciation of $141 and $148	333	368
Goodwill	3,295	3,179
Intangible assets, net of accumulated amortization of $414 and $299	1,478	1,466
Other assets	279	192
Total assets	$6,319	$6,083
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$87	$80
Current finance lease obligations	119	137
Current operating lease obligations	40	—
Accounts payable	285	246
Accrued payroll and related costs	131	91
Accrued expenses	344	396
Other current liabilities	72	64
Total current liabilities	1,078	1,014
Long-term debt, net of current maturities	2,435	2,297
Non-current finance lease obligations	164	168
Deferred tax liabilities	143	171
Other long-term liabilities	336	271
Total liabilities	4,156	3,921
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 165,986,855 and 165,844,994 shares issued; 161,866,236 and 163,099,080 shares outstanding	2	2
Additional paid-in capital	2,257	2,242
Retained earnings	42	2
Accumulated other comprehensive loss	(44)	(23)
Treasury stock at cost, 4,120,619 shares and 2,745,914 shares	(94)	(61)
Total stockholders’ equity	2,163	2,162
Total liabilities and stockholders’ equity	$6,319	$6,083

The accompanying notes are an integral part of these unaudited condensed consolidated combined financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	165,845	$2	$2,242	$2	$(23)	$(61)	$2,162
Net income	—	—	—	31	—	—	31
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	5	—	—	—	5
Repurchases of common stock	—	—	—	—	—	(15)	(15)
Stock option exercises and other common stock transactions	42	—	—	—	—	—	—
Dividends declared ($0.06 per common share)	—	—	—	(10)	—	—	(10)
Balance at June 30, 2019	165,887	2	2,247	23	(41)	(76)	2,155
Net income	—	—	—	29	—	—	29
Other comprehensive loss, net of tax	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	10	—	—	—	10
Repurchases of common stock	—	—	—	—	—	(17)	(17)
Stock option exercises and other common stock transactions	100	—	—	—	—	(1)	(1)
Dividends declared ($0.06 per common share)	—	—	—	(10)	—	—	(10)
Balance at September 30, 2019	165,987	$2	$2,257	$42	$(44)	$(94)	$2,163

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Parent Company Investment	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	—	$—	$—	$—	$—	$—	$2,729	$2,729
Impact of adoption of new accounting standard	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	—	49	49
Transfers to Parent, net	—	—	—	—	—	—	(145)	(145)
Balance at May 31, 2018	—	—	—	—	—	—	2,637	2,637
Dividend to DXC prior to May 31, 2018	—	—	(984)	—	—	—	—	(984)
Spin-Off activity	142,426	2	2,635	—	—	—	(2,637)	—
Mergers activity	23,273	—	578	—	—	—	—	578
Net loss	—	—	—	(20)	—	—	—	(20)
Other comprehensive loss, net of tax	—	—	—	—	(1)	—	—	(1)
Dividends declared ($0.05 per common share)	—	—	(8)	—	—	—	—	(8)
Balance at June 30, 2018	165,699	2	2,221	(20)	(1)	—	—	2,202
Net income	—	—	—	24	—	—	—	24
Other comprehensive income, net of tax	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	1	—	—	—	—	1
Repurchases of common stock	(923)	—	—	—	—	(23)	—	(23)
Stock option exercises and other common stock transactions	43	—	1	—	—	—	—	1
Dividends declared ($0.05 per common share)	—	—	(4)	(4)	—	—	—	(8)
Balance at September 30, 2018	164,819	$2	$2,219	$—	$5	$(23)	$—	$2,203

The accompanying notes are an integral part of these unaudited condensed consolidated combined financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(in millions)	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$60	$53
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	138
Stock-based compensation	15	3
Deferred income taxes	(20)	(11)
Loss (gain) on sale or disposal of assets	10	(25)
Other non-cash charges, net	4	(14)
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	50	(4)
Prepaid expenses and other current assets	46	(18)
Accounts payable, accrued expenses and other current liabilities	(16)	92
Deferred revenue and advanced contract payments	(16)	13
Income taxes payable and income tax liability	(2)	6
Other assets and liabilities, net	(2)	3
Net cash provided by operating activities	320	236
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(265)	(312)
Extinguishment of acquired debt and related costs	—	(994)
Proceeds from sale of assets	—	24
Purchases of property, equipment and software	(4)	(11)
Payments for outsourcing contract costs	(3)	(6)
Net cash used in investing activities	(272)	(1,299)
Cash flows from financing activities:
Principal payments on long-term debt	(45)	(50)
Proceeds from debt issuance	—	2,500
Payments of debt issuance costs	(3)	(43)
Proceeds from revolving credit facility	175	50
Payments on revolving credit facility	—	(50)
Payments on finance lease obligations	(77)	(82)
Repurchases of common stock	(32)	(21)
Dividend to DXC	—	(984)
Dividends paid to Perspecta stockholders	(18)	(8)
Net transfers to Parent	—	(88)
Net cash provided by financing activities	—	1,224
Net change in cash and cash equivalents, including restricted	48	161
Cash and cash equivalents, including restricted, at beginning of period	99	—
Cash and cash equivalents, including restricted, at end of period	147	161
Less restricted cash and cash equivalents included in other current assets	25	35
Cash and cash equivalents at end of period	$122	$126
Supplemental cash flow disclosures:
Interest paid	$64	$33
Income taxes paid, net	12	19
Supplemental schedule of non-cash investing and financing activities:
Leased assets acquired through finance lease obligations	$49	$83
Leased assets acquired through operating lease obligations	15	—
Dividends declared but not yet paid	10	8
Stock issued for the acquisition of Vencore	—	578

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

The accompanying unaudited condensed consolidated combined financial statements and notes present the combined results of operations, financial position, and cash flows of USPS for the periods prior to the completion of the Spin-Off and the combination with Vencore HC and KGS HC. Accordingly, the term “Parent” refers to DXC for periods from April 1, 2018 to May 31, 2018. As used in these notes, “the Company,” “we,” “us,” and “our” refer to the combined businesses of USPS for the period from April 1, 2018 through May 31, 2018, and to Perspecta and its consolidated subsidiaries for the periods from June 1, 2018 through September 30, 2018 and April 1, 2019 through September 30, 2019.

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
The period prior to the Spin-Off and Mergers includes the combined financial results and cash flows of USPS for the period from April 1, 2018 to May 31, 2018. The periods subsequent to the Spin-Off and Mergers include:

•	the consolidated financial statements of Perspecta for the period from June 1, 2018 to September 30, 2018;

•	the consolidated financial statements of Perspecta for the period from April 1, 2019 to September 30, 2019; and

•	the consolidated financial position of Perspecta as of September 30, 2019 and March 31, 2019.

After the Spin-Off, DXC does not have any beneficial ownership of Perspecta or USPS. The chairman of the board of directors and former chief executive officer of DXC also serves as chairman of the board of directors of Perspecta (the “Board of Directors”). Consequently, transactions between DXC and Perspecta are reflected as related party transactions pursuant to the disclosure requirements of Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures. For additional information about the allocation of expenses from DXC prior to the Spin-Off and certain continuing responsibilities between the Company and DXC, see Note 13 – “Related Party Transactions.”

Principles of Consolidation and Combination

The unaudited condensed consolidated combined financial statements as of and for the three and six months ended September 30, 2019 and 2018 reflect the financial position and results of operations of the Company and its consolidated subsidiaries. The combined financial statements as of and for periods prior to the consummation of the Spin-Off, reflect the financial position and results of operations of USPS as described above.

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
In the opinion of management of the Company, the accompanying interim unaudited condensed consolidated combined financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations and cash flows.
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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance, along with related amendments, changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company will adopt ASU 2016-13 on April 1, 2020 and is currently assessing the impact that this guidance will have on its trade receivables and financial arrangements when adopted; however, given the concentration of receivables with the U.S. government, the adoption is not expected to have a material effect on Perspecta’s financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350- 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 provides guidance for determining when a cloud computing arrangement includes a software license and makes changes to the requirements for capitalizing implementation costs incurred in a hosting arrangement that is as a service contract. The amendment is effective for public entities for fiscal years beginning after December 15, 2019, and early adoption is permitted. The update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company will adopt ASU 2018-15 on April 1, 2020 and is currently evaluating the method and impact of adoption on its financial statements and related disclosures.

Other recently issued ASUs effective after September 30, 2019 are not expected to have a material effect on Perspecta’s financial statements.

Note 3 – Acquisitions

Knight Point Systems, LLC

On July 31, 2019, Perspecta acquired all of the equity interests of Knight Point Systems, LLC (“Knight Point”) for $250 million plus customary purchase price adjustments, totaling an estimated purchase price of $265 million. Knight Point delivers end-to-end managed services and solutions focused on modernizing IT systems, protecting critical networks and driving digital transformation to improve customer transparency and operational efficiency. Knight Point leverages a portfolio of intellectual property to solve complex customer challenges in cloud, cybersecurity and agile development and operations (“DevOps”) environments.

The Company recognized preliminary fair values of the assets acquired and liabilities assumed and allocated $116 million to goodwill and $125 million to intangible assets. The goodwill is largely attributable to the assembled workforce of Knight Point and expected synergies between the Company and Knight Point. The Company’s preliminary allocation of goodwill to Perspecta’s reportable segments was as follows: $22 million allocated to Defense and Intelligence and $94 million allocated to Civilian and Health Care. The intangible assets consist primarily of program assets of $102 million, developed technology of $18 million and backlog of $5 million. The estimated fair value attributed to intangible assets is being amortized on an accelerated basis over a range of 10 to 12 years for program assets, seven years for developed technology and one year for backlog. The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. All of the value attributed to goodwill and intangible assets is deductible for income tax purposes. The fair values of assets acquired and liabilities assumed are preliminary and based on a valuation using estimates and assumptions that are subject to change, which could result in material changes to the purchase price allocation. The final purchase price allocation is expected to be completed by the first quarter of fiscal year 2021, pending a working capital adjustment and final appraisals and other analysis of the fair values and tax bases of acquired assets and liabilities.

The results of operations of Knight Point have been included in the statement of operations beginning August 1, 2019. Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated results of operations. The acquisition was considered an asset purchase for tax purposes.

Unaudited Pro Forma Financial Information for the Spin-Off and the Mergers

The following unaudited pro forma financial information presents results as if the Spin-Off and the Mergers and the related financing had occurred on April 1, 2017. The historical consolidated financial information of Perspecta has been adjusted in the pro forma information to give effect to the events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The effects of the Spin-Off are primarily attributable to interest expense associated with the incurrence of debt in connection with the Spin-Off. The effects of the Mergers primarily relate to amortization of acquired intangible assets. The consolidated financial information of Perspecta includes merger and integration-related costs that are not expected to recur and impact the combined results over the long term. The unaudited pro forma results do not reflect future events that have occurred or may occur after the transactions, including but not limited to, the impact of any actual or anticipated synergies expected to result from the Mergers. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on April 1, 2017, nor is it necessarily an indication of future operating results.

	Six Months Ended September 30, 2018 Historical Perspecta(1)	Period from April 1, 2018 to May 31, 2018 Historical Vencore	Six Months Ended September 30, 2018
(in millions, except per share amounts)			Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin-Off and Mergers
Revenue	$1,861	$244	$—	$—	$2,105
Net income (loss)	$53	$(57)	$(7)	$12	$1

Earnings per common share(2):
Basic	$0.32				$0.01
Diluted	$0.32				$0.01
(1) Revenue and pre-tax income includes $490 million and $71 million associated with Vencore for the period of June 1, 2018 through September 30, 2018. The pre-tax income excludes amortization of acquired intangible assets, acquisition financing and the allocation of certain corporate overhead costs.
(2) Historical and pro forma combined earnings per common share information is computed based on 165.54 million basic weighted average shares and 165.82 million diluted shares. See Note 5 – “Earnings Per Share.”

Note 4 – Revenue

Disaggregated Revenue

Revenue by contract type was as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$267	$25	$292	$231	$20	$251
Fixed-price	411	251	662	367	240	607
Time-and-materials	99	119	218	104	106	210
Total	$777	$395	$1,172	$702	$366	$1,068

	Six Months Ended September 30, 2019			Six Months Ended September 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$535	$51	$586	$340	$41	$381
Fixed-price	783	465	1,248	612	470	1,082
Time-and-materials	211	234	445	187	211	398
Total	$1,529	$750	$2,279	$1,139	$722	$1,861

Revenue by prime or subcontractor was as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$733	$372	$1,105	$660	$315	$975
Subcontractor	44	23	67	42	51	93
Total	$777	$395	$1,172	$702	$366	$1,068

	Six Months Ended September 30, 2019			Six Months Ended September 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$1,441	$695	$2,136	$1,077	$650	$1,727
Subcontractor	88	55	143	62	72	134
Total	$1,529	$750	$2,279	$1,139	$722	$1,861

Revenue by customer type was as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
U.S. federal government, including independent agencies	$773	$322	$1,095	$700	$298	$998
Non-federal (state, local and other)	4	73	77	2	68	70
Total	$777	$395	$1,172	$702	$366	$1,068

	Six Months Ended September 30, 2019			Six Months Ended September 30, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
U.S. federal government, including independent agencies	$1,521	$614	$2,135	$1,136	$591	$1,727
Non-federal (state, local and other)	8	136	144	3	131	134
Total	$1,529	$750	$2,279	$1,139	$722	$1,861

Performance Obligations

As of September 30, 2019, approximately $4.14 billion of revenue is expected to be recognized from remaining unsatisfied performance obligations on executed contracts. The Company expects to recognize approximately 74% of these remaining performance obligations as revenue within 12 months and approximately 85% within 24 months, with the remainder recognized thereafter.

Contract Balances

Contract assets and contract liabilities were as follows:

(in millions)	Balance Sheets Line Item	September 30, 2019	March 31, 2019
Contract assets:
Unbilled receivables	Receivables, net of allowance for doubtful accounts	$310	$301
Contract liabilities:
Current portion of deferred revenue and advance contract payments	Other current liabilities	$26	$33
Non-current portion of deferred revenue and advance contract payments	Other long-term liabilities	6	12

Contract assets increased $9 million during the six months ended September 30, 2019, primarily due to the acquisition of Knight Point. There were no significant impairment losses related to the Company’s contract assets during the six months ended September 30, 2019 or 2018.

Contract liabilities decreased $13 million during the six months ended September 30, 2019, primarily due to revenue recognized in excess of payments received. During the three and six months ended September 30, 2019, the Company recognized $5 million and $29 million, respectively, of the deferred revenue and advance contract payments at March 31, 2019 as revenue. During the three and six months ended September 30, 2018, the Company recognized $12 million and $22 million, respectively, of the deferred revenue and advance contract payments at April 1, 2018 as revenue.

Note 5 – Earnings Per Share

Basic earnings per common share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and vesting of other equity awards. There were no significant anti-dilutive equity awards excluded from the calculation of EPS for the three and six months ended September 30, 2019 or 2018.
The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$29	$24	$60	$53
Common share information:
Basic weighted average common shares outstanding	162.22	165.49	162.51	165.54
Dilutive effect of equity awards	0.68	0.30	0.58	0.28
Diluted weighted average common shares outstanding	162.90	165.79	163.09	165.82
Earnings per common share:
Basic	$0.18	$0.15	$0.37	$0.32
Diluted	$0.18	$0.14	$0.37	$0.32

Note 6 – Sale of Receivables

During the three and six months ended September 30, 2019, we sold $720 million and $1.41 billion, respectively, of billed and unbilled receivables under our receivables sales facility, as compared to $714 million and $1.40 billion during the three and six months ended September 30, 2018, respectively. The amount outstanding at September 30, 2019 and March 31, 2019 was $149 million and $146 million, respectively. As of September 30, 2019 and March 31, 2019, collections not remitted to the financial institutions corresponding to these receivables sales were $25 million and $11 million, respectively. These amounts represent restricted cash recorded by the Company within the other current assets caption of the balance sheets.

Note 7 – Fair Value

The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company’s long-term debt, excluding finance leases and unamortized debt issuance costs, was $2.54 billion and $2.35 billion as of September 30, 2019 and March 31, 2019, respectively, as compared with the gross carrying value of $2.54 billion and $2.40 billion, respectively. If measured at fair value, long-term debt, excluding finance lease liabilities, would be classified in Level 2 of the fair value hierarchy.
Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are reduced to fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the three and six months ended September 30, 2019 or 2018.

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

As of September 30, 2019, the Company had interest rate swap agreements with a total notional amount of $1.60 billion. The Company initially accounted for all changes in fair value of its interest rate swaps on the statements of operations until designation as a cash flow hedge of interest rate risk on June 22, 2018. As a result, the Company recorded a gain of $5 million included in interest expense, net on the statement of operations for the six months ended September 30, 2018.

Following the June 22, 2018 cash flow hedge designation, all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive loss was $4 million ($3 million, net of tax) and $28 million ($21 million, net of tax) for the three and six months ended September 30, 2019, respectively. The pre-tax impact of income on derivatives designated for hedge accounting recognized in other comprehensive income was $8 million ($6 million, net of tax) and $7 million ($5 million, net of tax) for the three and six months ended September 30, 2018, respectively. We reclassified $2 million and $3 million from AOCL into earnings during the three and six months ended September 30, 2019, respectively. As of September 30, 2019, we expect amounts of approximately $18 million pertaining to cash flow hedges to be reclassified from AOCL into earnings over the next 12 months.

All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. As of September 30, 2019, the gross fair value of our derivative liabilities in interest rate swaps designated for hedge accounting is $55 million, of which $16 million is presented as other current liabilities and $39 million is presented as other liabilities on the balance sheet. As of March 31, 2019, the gross fair value of our derivative liabilities in interest rate swaps designated for hedge accounting was $26 million, of which $4 million is presented in other current liabilities and $22 million is presented in other liabilities on the balance sheet. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as Level 2 inputs.

Note 9 – Debt
The following is a summary of the Company’s outstanding debt:

(in millions)	Interest Rates	Maturities	September 30, 2019	March 31, 2019
Revolving Credit Facility	LIBOR + 1.50%	August 2024	$175	$—
Term Loan A Facilities (Tranche 1)	LIBOR + 1.375%	August 2022	200	246
Term Loan A Facilities (Tranche 2)	LIBOR + 1.50%	August 2024	1,593	1,588
Term Loan B Facility	LIBOR + 2.25%	May 2025	494	497
Subtotal senior secured credit facilities			2,462	2,331
Senior unsecured EDS Notes	7.45%	October 2029	66	66
Other secured borrowings			14	—
Total debt			2,542	2,397
Less: current maturities of long-term debt, net(1)			(87)	(80)
Less: unamortized debt issuance costs and premiums(2)			(20)	(20)
Total long-term debt, net of current maturities			$2,435	$2,297
(1) Current maturities of long-term debt are presented net of $6 million and $8 million of debt issuance costs associated with the Term Loan A Facilities and Term Loan B Facility as of September 30, 2019 and March 31, 2019, respectively.
(2) Includes $11 million and $12 million as of September 30, 2019 and March 31, 2019, respectively, of unamortized premiums on the assumed Electronic Data Systems Corporation (“EDS”) Notes.

Expected maturities of long-term debt are as follows:

Fiscal Year	(in millions)
Remainder of fiscal year 2020	$48
2021	91
2022	90
2023	290
2024	89
Thereafter	1,934
Total	$2,542

On August 13, 2019, the Company entered into the Second Amendment to its Credit Agreement (the “Amendment”) to provide greater operational and financial flexibility to the Company. Pursuant to the Amendment, with MUFG Bank, Ltd. as Lead Left Arranger and Administrative Agent, Bank of America, N.A. as Syndication Agent, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and PNC Bank, National Association as Documentation Agents, and MUFG Bank, Ltd., BofA Securities, Inc., JPMorgan Chase Bank, N.A., PNC Capital Markets, LLC and Mizuho Bank, Ltd. as Lead Arrangers, the maturities of the Pro-Rata Facilities (Term Loan A Facilities and the Revolving Credit Facility) were extended by 15 months each. The Amendment also provided for, among other things:

•
changes to certain terms and conditions, including modifying the financial covenant total net leverage ratio to a maximum of 4.50x (unchanged), with a stepdown to 4.25x (previously 3.75x) after 12 months, and, thereafter, with a step up to 4.50x (previously 4.00x) for a 12 month period following a Permitted Acquisition greater than $100 million;

•	a $46 million increase in the Term Loan A Tranche 2 from $1,568 million to $1,614 million, the proceeds of which were used to reduce Term Loan A Tranche 1 from $246 million to $200 million;

•	an extension of the maturity of the Term Loan A Tranche 1 from May 31, 2021 to August 31, 2022;

•	an extension of the maturity of the Term Loan A Tranche 2 from May 31, 2023 to August 31, 2024; and

•	a $150 million increase in the Revolving Credit Facility to $750 million and an extension of the maturity from May 31, 2023 to August 31, 2024.

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

Under ASC 842, an arrangement is determined to be a lease at inception if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At inception, we determine whether the contract is or contains a lease and, if so, whether the lease should be classified as an operating or a finance lease. The Company recognizes a ROU asset and a lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date, adjusted for any lease incentives, initial direct costs, and potential impairment. At the commencement date, a single discount rate is applied to a group of leases with the same durations. The rate is updated quarterly for new leases that commence during the period, unless a triggering event occurs requiring more frequent reassessment. We define the initial lease term to include renewal options determined to be reasonably certain. Lease assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.

Certain leases require us to pay property taxes, insurance and routine maintenance, which are included in variable lease expense. At September 30, 2019, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants. The Company's lessor arrangements with its customers are immaterial to the results of operations and cash flows.

The components of lease expense were as follows:

(in millions)	Statement of Operations Line Item(s)	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Finance lease expense
Amortization of leased assets	Depreciation and amortization	$29	$65
Interest on lease obligations	Interest expense, net	5	10
Total finance lease expense		34	75
Operating lease expense	Cost of services and selling, general and administrative	16	30
Variable lease expense	Cost of services and selling, general and administrative	2	4
Sublease income	Cost of services and selling, general and administrative	(1)	(2)
Total lease expense, net		$51	$107

Supplemental balance sheet information related to leases was as follows:

(in millions)	Balance Sheet Line Item	September 30, 2019
Assets
Finance lease assets	Property and equipment, net of accumulated depreciation of $120	$260
Operating lease assets	Other assets	92
Total lease assets		$352
Liabilities
Current
Finance leases	Current finance lease obligations	$119
Operating leases	Current operating lease obligations	40
Non-current
Finance leases	Non-current finance lease obligations	164
Operating leases	Other long-term liabilities	70
Total lease liabilities		$393

Supplemental cash flow information related to leases was as follows:

(in millions)	Six Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$27
Operating cash flows from finance leases	9
Financing cash flows from finance leases	77

The Company includes both the amortization of operating lease assets and changes in the lease liabilities in changes in other assets and liabilities, net on the statement of cash flows.

The weighted average remaining lease terms and discount rates were as follows:

September 30, 2019
Weighted average remaining lease term (in years):
Finance leases	2.8
Operating leases	4.2
Weighted average discount rate:
Finance leases	6.57%
Operating leases	4.71%

As of September 30, 2019, future minimum lease payments required to be made under leases were as follows:

Fiscal Year (in millions)	Operating Leases	Finance Leases
Remainder of fiscal year 2020	$23	$77
2021	35	107
2022	22	76
2023	17	37
2024	8	11
Thereafter	17	1
Total minimum lease payments	122	309
Less: Amount representing interest	(12)	(26)
Present value of net minimum lease payments	$110	$283

As of September 30, 2019, the Company has aggregate rent obligations of $42 million for operating leases and $5 million for finance leases, for leases that have not commenced, with terms ranging from one to 10 years.

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
The Company did not contribute to the defined benefit pension and other postretirement benefit plans during the three and six months ended September 30, 2019 or 2018, and does not expect to contribute during the remainder of fiscal year 2020.
The components of net periodic pension expense (benefit) were:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service cost	$—	$—	$1	$—
Interest cost	5	5	9	6
Expected return on assets	(8)	(7)	(15)	(9)
Net periodic pension benefit	$(3)	$(2)	$(5)	$(3)

Net periodic benefit cost for the Company’s retiree medical plan was not significant for the three and six months ended September 30, 2019 or 2018.

Note 12 – Income Taxes

The Company’s effective tax rate (“ETR”) was approximately 22% and 24% for the three and six months ended September 30, 2019, respectively, as compared to 33% and 31% for the three and six months ended September 30, 2018, respectively. For the three and six months ended September 30, 2019, the primary drivers of our ETR were state income taxes, non-deductible transaction expenses, and the release of certain indemnified liabilities for uncertain tax benefits. For the three and six months ended September 30, 2018, the primary drivers of our ETR were state income taxes and non-deductible transaction expenses.

The Tax Matters Agreement entered into with DXC in connection with the Spin-Off (the “TMA”) states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. The Company is generally only responsible for tax assessments, penalties and interest allocable to periods (or portions of periods) related to USPS beginning after the Spin-Off and Mergers. The Company has income tax refunds receivable from the Internal Revenue Service (“IRS”) and various state tax authorities of approximately $75 million at September 30, 2019, for which it must remit to DXC under the TMA, and has recorded a corresponding payable. The receivable is included in other receivables and other assets and the payable is included in accrued expenses and other long-term liabilities on our balance sheet.

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

Note 13 – Related Party Transactions

Allocation of Corporate Expenses

The statement of operations for the six months ended September 30, 2018 included corporate allocations of $24 million recorded within costs of services and selling, general and administrative. These allocations were for the period from April 1 to May 31, 2018 for general corporate expenses from Parent for certain management and support functions that were provided on a centralized basis within Parent prior to the Spin-Off.

Parent Company Investment
Parent company investment on the statements of cash flows and equity for the period from April 1 to May 31, 2018 represents Parent’s historical investment in USPS, the net effect of transactions with and allocations from Parent and USPS’s accumulated earnings prior to consummation of the Spin-Off.

Related Party Transactions with DXC

The Company recognized $3 million and $9 million of related party revenue from DXC and incurred obligations of $21 million and $78 million for related party transactions with DXC during the three and six months ended September 30, 2019, respectively, compared to $4 million and $6 million of related party revenue from DXC and incurred obligations of $10 million and $12 million for the three and six months ended September 30, 2018, respectively.

Note 14 – Stockholders’ Equity

Cash Dividends

During the three and six months ended September 30, 2019, the Board of Directors declared cash dividends to our stockholders of approximately $10 million ($0.06 per common share) and $20 million ($0.12 per common share), respectively. During the three and six months ended September 30, 2018, the Board of Directors declared cash dividends to our stockholders of approximately $8 million ($0.05 per common share) and $16 million ($0.10 per common share), respectively. The cash dividends were paid in the quarter following their declaration.

On November 12, 2019, the Board of Directors declared a dividend of $0.06 per common share payable on January 14, 2020 to common stockholders of record at the close of business on December 4, 2019.

Share Repurchase Program
During the six months ended September 30, 2019, the Company repurchased 1,357,859 shares of its common stock for aggregate cost of $32 million, of which approximately $1 million was settled subsequent to the end of the period. The shares are reported as treasury stock at cost. The total remaining authorization for future common stock repurchases under the share repurchase program was $308 million as of September 30, 2019.

Stock-based Compensation
The Company recognized $10 million and $15 million in stock-based compensation expense during the three and six months ended September 30, 2019, respectively, compared to $1 million and $3 million for the three and six months ended September 30, 2018, respectively. During the six months ended September 30, 2019, the Company granted approximately 558 thousand time-based restricted stock units (“RSUs”) and approximately 923 thousand performance-based restricted stock units (“PSUs”). The RSUs and PSUs are valued using the closing price on the trading day of the grant. The weighted average grant date fair value of the RSUs and PSUs granted during the six months ended September 30, 2019 was $23.17 and $23.01, respectively.

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
Segment Measures
The following table summarizes operating results regularly provided to the chief operating decision maker by reportable segment:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue
Defense and Intelligence	$777	$702	$1,529	$1,139
Civilian and Health Care	395	366	750	722
Total revenue	$1,172	$1,068	$2,279	$1,861

Segment profit(1)
Defense and Intelligence	$113	$87	$231	$123
Civilian and Health Care	40	41	73	102
Total segment profit	$153	$128	$304	$225

Depreciation and amortization
Defense and Intelligence	$24	$18	$49	$37
Civilian and Health Care	16	20	44	40
Amortization of acquired intangible assets	50	36	98	61
Total depreciation and amortization	$90	$74	$191	$138
(1) The segment profit for the three and six months ended September 30, 2018 was revised to reflect the change to exclude the amortization expense on intangible assets acquired in business combinations as disclosed in Note 19 – “Segment Information” to the financial statements of our Annual Report on Form 10‑K for the year ended March 31, 2019.

Reconciliation of Reportable Segment Profit to the Statements of Operations

The Company’s management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenue less segment cost of services, selling, general and administrative and depreciation and amortization, excluding certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, amortization of acquired intangible assets, certain nonrecoverable restructuring costs, separation, transaction and integration-related costs and net periodic benefit cost.

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total segment profit	$153	$128	$304	$225
Not allocated to segments:
Stock-based compensation	(10)	(1)	(15)	(3)
Amortization of acquired intangible assets	(50)	(36)	(98)	(61)
Restructuring costs	(2)	—	(4)	—
Separation, transaction and integration-related costs	(20)	(21)	(39)	(65)
Interest expense, net	(36)	(37)	(71)	(47)
Other unallocated, net	2	3	2	28
Income before taxes	$37	$36	$79	$77

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Note 16 – Commitments and Contingencies

The Company is a party to or has responsibility under various lawsuits, claims, investigations and proceedings involving disputes or potential disputes related to commercial, employment and regulatory matters that arise in the ordinary course of business. The Separation and Distribution Agreement (the “SDA”) between Perspecta and DXC includes provisions that allocate liability and financial responsibility for litigation involving DXC and the Company and that provide for cross-indemnification of the parties for liabilities a party may incur that are allocated to the other party under the SDA. In addition, under the SDA, DXC and the Company have agreed to cooperate with each other in managing litigation that relates to both parties’ businesses. The SDA also contains provisions that allocate liability and financial responsibility for such litigation. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. The Company believes it has recorded adequate provisions for any such matters and, as of September 30, 2019, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

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

Guarantees

The Company uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies, which are cash collateralized. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The Company’s stand-by letters of credit outstanding were less than $1 million as of September 30, 2019. As of September 30, 2019, the Company had $34 million in outstanding surety bonds, of which less than $1 million expire in each of fiscal years 2020 and 2021, and $33 million expire in fiscal year 2022.

Note 17 – Subsequent Events

On October 4, 2019, we completed a sale and leaseback transaction of our Herndon, Virginia facility. The land and buildings sold had a carrying value of $23 million, which was included in assets held for sale on our balance sheets as of September 30, 2019 and March 31, 2019. We will recognize a gain on sale of assets of approximately $30 million during the third quarter of fiscal year 2020. The leaseback period will facilitate the Company’s exit from the facility.

Effective October 31, 2019, the Company completed the fourth amendment and joinder to the MARPA Facility to extend the maturity of the facility through October 30, 2020 and to amend certain other terms.

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

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, prospects, operating efficiencies or synergies, competitive position, growth opportunities, share repurchases, dividend payments, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

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

No assurance can be given that any expectation, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this document and with our Annual Report on Form 10-K for the year ended March 31, 2019.

The statements in this discussion regarding industry outlook, expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” Some of these risks and uncertainties include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2019, as updated periodically through our subsequent quarterly reports on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

The financial information, discussed below, reflects our financial condition, results of operations, and cash flows. The financial information discussed below and included in this document, however, may not necessarily reflect what our financial condition, results of operations, or cash flows would have been had we been operated as a separate, independent entity during the prior period presented, or what our financial condition, results of operations, and cash flows may be in the future.

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

Perspecta was formed on May 31, 2018, when DXC completed the Spin-Off and Mergers. Following the completion of the Spin-Off and Mergers, Perspecta, a Nevada corporation, became a publicly traded company. Perspecta’s common stock began trading under the ticker symbol “PRSP” on the New York Stock Exchange on June 1, 2018. See Note 1 – “Overview and Basis of Presentation” to the financial statements for additional details regarding the Spin-Off and Mergers. On October 29, 2019, the Company filed for arbitration against DXC to resolve certain disputed items related to the Spin-Off. After completion of the Spin-Off, the Company began assessing the respective rights, responsibilities and obligations of DXC and the Company under the SDA and other related Spin-Off agreements. Based on this assessment, and in accordance with the provisions of the agreements, the Company disputed certain transactions that were effected by DXC in connection with the Spin-Off. The Company has been addressing these matters with DXC pursuant to the terms of the SDA, including its confidentiality provisions and dispute resolution provisions that require executive escalation, mediation and binding arbitration. Based on the status of the arbitration filed last month, we currently are unable to predict the impact of any resolutions of these matters on the Company.

Acquisition

On July 31, 2019, Perspecta acquired all of the equity interests of Knight Point for $250 million plus customary purchase price adjustments, totaling an estimated purchase price of $265 million. Knight Point delivers end-to-end managed services and solutions focused on modernizing IT systems, protecting critical networks and driving digital transformation to improve customer transparency and operational efficiency. Knight Point leverages a portfolio of intellectual property to solve complex customer challenges in cloud, cybersecurity and agile DevOps environments. See Note 3 – “Acquisitions” to the financial statements for additional details.

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

The estimated value of our TCV backlog as of September 30, 2019 was as follows:

(in millions)	Defense and Intelligence	Civilian and Health Care	Total
Funded backlog	$839	$1,126	$1,965
Unfunded backlog	7,386	3,352	10,738
Total contract value backlog	$8,225	$4,478	$12,703

The contract awards during the three and six months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Defense and Intelligence	$1,934	$1,741	$2,603	$2,086
Civilian and Health Care	372	664	704	1,639
Total contract awards	$2,306	$2,405	$3,307	$3,725

Results of Operations

On May 31, 2018, we completed the Mergers. See Note 1 – “Overview and Basis of Presentation” and Note 3 – “Acquisitions” to the financial statements for additional details. Accordingly, the financial results of Perspecta for the period prior to June 1, 2018 do not include the financial results of Vencore and, therefore, are not directly comparable.

Selected financial information is presented in the tables below:

	Three Months Ended
(in millions, except per share amounts)	September 30, 2019	September 30, 2018	Change	Percent Change
Revenue	$1,172	$1,068	$104	10%
Total costs and expenses	1,135	1,032	103	10%
Income before income taxes	37	36	1	3%
Income tax expense	8	12	(4)	(33)%
Net income	$29	$24	$5	21%

Diluted earnings per share	$0.18	$0.14

	Six Months Ended
(in millions, except per share amounts)	September 30, 2019	September 30, 2018	Change	Percent Change
Revenue	$2,279	$1,861	$418	22%
Total costs and expenses	2,200	1,784	416	23%
Income before income taxes	79	77	2	3%
Income tax expense	19	24	(5)	(21)%
Net income	$60	$53	$7	13%

Diluted earnings per share	$0.37	$0.32

Revenue

Revenue by segment for the three and six months ended September 30, 2019 and 2018 was:

	Three Months Ended
(in millions)	September 30, 2019	September 30, 2018	Change	Percent Change
Defense and Intelligence	$777	$702	$75	11%
Civilian and Health Care	395	366	29	8%
Total	$1,172	$1,068	$104	10%

	Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	Change	Percent Change
Defense and Intelligence	$1,529	$1,139	$390	34%
Civilian and Health Care	750	722	28	4%
Total	$2,279	$1,861	$418	22%

Defense and Intelligence Segment

Our Defense and Intelligence segment revenue during the three months ended September 30, 2019 increased by $75 million, or 11%, as compared to the same period of the prior year primarily due to new business wins and growth on existing programs.

Our Defense and Intelligence segment revenue during the six months ended September 30, 2019 increased by $390 million, or 34%, as compared to the same period of the prior year. Including the $230 million of Vencore revenue in April and May of 2018, Defense and Intelligence increased $160 million, or 12%, primarily due to the ramp up of new business wins coupled with growth on existing programs.

Civilian and Health Care Segment

Our Civilian and Health Care segment revenue during the three months ended September 30, 2019 increased by $29 million, or 8%, as compared to the same period of the prior year primarily due to approximately $60 million of revenue from the sale of IT assets and related transition services to conclude a contract, partially offset by the completion or wind down of other programs.

Our Civilian and Health Care segment revenue during the six months ended September 30, 2019 increased by $28 million, or 4%, as compared to the same period of the prior year. Including the $14 million of Vencore revenue in April and May of 2018, Civilian and Health Care increased $14 million, or 2%, primarily due to the sale of IT assets and related transition services to conclude a contract as discussed above, partially offset by the completion or wind down of other programs.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended		Percentage of Revenue
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	Change	Percent Change
Costs of services	$908	$813	77%	76%	$95	12%
Selling, general and administrative	81	89	7%	8%	(8)	(9)%
Depreciation and amortization	90	74	8%	7%	16	22%
Restructuring costs	2	2	—%	—%	—	—%
Separation, transaction and integration-related costs	20	21	2%	2%	(1)	(5)%
Interest expense, net	36	37	3%	3%	(1)	(3)%
Other income, net	(2)	(4)	—%	—%	2	(50)%
Total costs and expenses	$1,135	$1,032	97%	97%	$103	10%

	Six Months Ended		Percentage of Revenue
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	Change	Percent Change
Costs of services	$1,744	$1,410	77%	76%	$334	24%
Selling, general and administrative	153	150	7%	8%	3	2%
Depreciation and amortization	191	138	8%	7%	53	38%
Restructuring costs	4	2	—%	—%	2	100%
Separation, transaction and integration-related costs	39	65	2%	3%	(26)	(40)%
Interest expense, net	71	47	3%	3%	24	51%
Other income, net	(2)	(28)	—%	(2)%	26	(93)%
Total costs and expenses	$2,200	$1,784	97%	96%	$416	23%

Costs of Services

For both the three and six months ended September 30, 2019, costs of services as a percentage of revenue was 77%, as compared to 76% for both comparable periods of the prior year. Margins were negatively impacted by start-up costs associated with new contract wins and the wind down of certain long-term fixed price programs, partially offset by continued focus on cost discipline and program management of our portfolio. We expect that over the long-term, contract mix will continue to move in the direction of fixed price. Our cost-reimbursable and time-and-materials contracts typically have consistent margins, whereas the margin on our fixed price contracts is dependent upon management’s ability to control the costs of providing the services.

Selling, General and Administrative

Selling, general and administrative expense (“SG&A”) was $81 million and $153 million for the three and six months ended September 30, 2019, respectively, as compared to $89 million and $150 million for the same periods of the prior year. SG&A as a percentage of revenue for both the three and six months ended September 30, 2019 was 7%, as compared to 8% for both comparable periods of the prior year, with the decrease in the current fiscal year primarily due to indirect cost management and the realization of cost control actions taken after the Spin-Off and Mergers.

Depreciation and Amortization

Depreciation and amortization expense (“D&A”) was $90 million and $191 million for the three and six months ended September 30, 2019, respectively, as compared to $74 million and $138 million for the same periods of the prior year. The increase of $16 million in D&A for the three months ended September 30, 2019 was primarily attributed to Knight Point’s acquired intangibles. The increase of $53 million in D&A for the six months ended September 30, 2019 was primarily attributed to a full six months of accounting for the assets acquired in the Mergers compared to four months in the same period of the prior year and an increase in finance leases to support customer requirements.

Interest Expense, Net

Interest expense, net for the three and six months ended September 30, 2019 was $36 million and $71 million, respectively, as compared to $37 million and $47 million during the same periods of the prior year. The increase of $24 million in interest expense for the six months ended September 30, 2019 was primarily attributable to the debt incurred to fund the Spin-Off and Mergers on June 1, 2018.

Other Income, Net

Other income, net for both the three and six months ended September 30, 2019 was $2 million, as compared to $4 million and $28 million during the same periods of the prior year. Other income, net for the six months ended September 30, 2019 included a $7 million reduction of a DXC indemnification receivable related to a liability for uncertain tax positions. The corresponding tax reserves were reduced by the same amount, resulting in a $7 million reduction of income tax expense in accordance with ASC Topic 740, Income Taxes. The six months ended September 30, 2018 included a $25 million gain on the sale of a contract to eliminate a potential organizational conflict of interest that resulted from the Mergers. Other income, net for the three and six months ended September 30, 2019 and 2018 also included certain components of the net periodic pension cost for defined benefit pension plans, equity in earnings of unconsolidated affiliates and other miscellaneous gains and losses.

Taxes

Income tax expense was $8 million and $19 million for the three and six months ended September 30, 2019, respectively, as compared to $12 million and $24 million for the same periods of the prior year. Tax expense for the six months ended September 30, 2019 included a benefit of $7 million from the reduction of tax reserves discussed above. The ETR was approximately 22% and 24% for the three and six months ended September 30, 2019, respectively, as compared to 33% and 31% for the three and six months ended September 30, 2018, respectively. For the three and six months ended September 30, 2019, the primary drivers of our ETR were state income taxes, non-deductible transaction expenses, and the release of certain indemnified liabilities for uncertain tax benefits. For the three and six months ended September 30, 2018, the primary drivers of our ETR were state income taxes and non-deductible transaction expenses.

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

Liquidity and Capital Resources

We pursue a cash management and capital deployment strategy that balances funding our current operating needs with growing our business. Existing cash and cash equivalents and cash generated by operations continue to be our primary sources of liquidity, as well as available borrowings under our Revolving Credit Facility (as defined in Note 12 – “Debt” to the financial statements of our Annual Report on Form 10-K for the year ended March 31, 2019) and sales of receivables under a U.S. federal government obligor receivables purchase facility established pursuant to the MARPA Facility (as defined in Note 5 – “Receivables” of our Annual Report on Form 10-K for the year ended March 31, 2019).

Our primary cash needs will continue to be for working capital, capital expenditures, acquisitions, the return of cash to stockholders through share repurchases and dividend payments, and other discretionary investments, as well as to service our outstanding indebtedness, including borrowings under our Credit Facilities. Our ability to fund our future operating needs depends, in part, on our ability to continue to generate positive cash flows from operations and, if necessary, raise cash in the capital markets. Based upon our history of generating strong cash flows, it is our belief that we will be able to meet our short-term liquidity and cash needs, including debt servicing, through the combination of cash flows from operating activities, available cash balances, available borrowings under our Revolving Credit Facility and sales of receivables under our MARPA Facility. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities, although there can be no assurance that we will able to obtain such financing on acceptable terms (or at all) in the future.
Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.
See Note 16 – “Commitments and Contingencies” to the financial statements for discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below:

(in millions)	September 30, 2019
Cash and cash equivalents	$122
Available borrowings under our Revolving Credit Facility	575
Total liquidity	$697

Cash and Cash Equivalents and Cash Flows

As of September 30, 2019, our cash and cash equivalents were $122 million. Cash and cash equivalents increased $34 million, as compared to March 31, 2019, primarily due to strong operational cash flows.

The following table summarizes our cash flow activity:

	Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	Change
Net cash provided by operating activities	$320	$236	$84
Net cash used in investing activities	(272)	(1,299)	1,027
Net cash provided by financing activities	—	1,224	(1,224)
Net change in cash and cash equivalents, including restricted	48	161	(113)
Cash and cash equivalents, including restricted, at beginning of period	99	—	99
Cash and cash equivalents, including restricted, at end of period	147	161	(14)
Less restricted cash and cash equivalents included in other current assets	25	35	(10)
Cash and cash equivalents at end of period	$122	$126	$(4)

Net cash provided by operating activities during the six months ended September 30, 2019 was $320 million, as compared to $236 million during the comparable period of the prior year. The increase of $84 million included a $116 million increase in net income adjusted for non-cash items, partially offset by movements in working capital of $32 million.

Net cash used in investing activities during the six months ended September 30, 2019 was $272 million, as compared to $1.30 billion during the comparable period of the prior year. The decrease was due to less cash being used in the current year to invest in the Knight Point acquisition, as compared to more cash being used in the prior year to invest in the larger Spin-Off and Mergers.

Net cash provided by financing activities during the six months ended September 30, 2019 was zero, as compared to $1.22 billion during the comparable period of the prior year that included the financing of the Spin-Off and Mergers. In July 2019, the Company drew $175 million under its Revolving Credit Facility to partially fund the purchase of Knight Point, which was offset by routine financing transactions including lease payments, share repurchases and dividend payments. The Company returned more cash to investors in the current period through increased share repurchase activity and dividend payments, as those activities were newly initiated in the same period of the prior year.
Capital Resources

The following table summarizes our total debt:

(in millions)	September 30, 2019	March 31, 2019
Short-term debt and current maturities of long-term debt	$87	$80
Long-term debt, net of current maturities	2,435	2,297
Total debt	$2,522	$2,377

The $145 million increase in total debt as of September 30, 2019, as compared to total debt as of March 31, 2019, resulted primarily from the draw on the Revolving Credit Facility in July 2019, discussed above, partially offset by mandatory principal payments. During the six months ended September 30, 2019, we repaid $45 million of term loans. At September 30, 2019, $575 million was available under our Revolving Credit Facility.

We were in compliance with all financial covenants associated with our borrowings as of September 30, 2019. For more information on our debt, see Note 9 – “Debt” to the financial statements.

The following table summarizes our capitalization ratios:

(in millions)	September 30, 2019	March 31, 2019
Total debt and finance leases	$2,805	$2,682
Cash and cash equivalents	122	88
Net debt(1)	$2,683	$2,594

Total debt and finance leases	$2,805	$2,682
Total stockholders’ equity	2,163	2,162
Total capitalization	$4,968	$4,844

Debt-to-total capitalization	56%	55%
Net debt-to-total capitalization(1)	54%	54%
(1) Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The net debt-to-total capitalization was unchanged as of September 30, 2019, as compared to March 31, 2019, which was primarily due to an increase in cash and cash equivalents and total debt, partially offset by a decrease in finance leases.

Interest Rate Swaps

We use interest rate swaps to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with our floating interest rate debt. The interest rate swaps effectively convert our floating interest rate debt into fixed interest rate debt. Each swap agreement is designated as a cash flow hedge. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR. At September 30, 2019, one-month LIBOR was 2.02%. The net receipt or payment from the interest rate swap agreements is included in the statements of operations as interest expense.
The following table summarizes our interest rate swaps at September 30, 2019:

Inception	Maturity	Notional Amount (in millions)	Weighted Average Interest Rate Paid
May 2018	May 2021	$400	2.57%
May 2018	May 2022	500	2.61%
October 2018	October 2022	200	2.92%
May 2018	May 2023	500	2.68%
Total / Weighted average interest rate		$1,600	2.66%

Cash Dividends and Share Repurchase Programs

In May 2019, the Company increased the quarterly cash dividend on its common stock by 20% to $0.06 per common share from $0.05 per common share. The payment of future quarterly dividends is subject to approval by the Board of Directors. See Note 14 – “Stockholders’ Equity” to the financial statements for a discussion, including the amounts, of the cash returned to stockholders through our cash dividends and share repurchase programs. For additional discussion of our share repurchase program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider certain policies to be critical because of their complexity and the high degree of judgment involved in implementing them, including policies related to: revenue recognition, acquisition accounting, valuation of goodwill and income taxes. Our critical accounting policies and estimates are more fully discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2019, under the heading “Critical Accounting Policies and Estimates.”
Valuation of Goodwill

In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors which could necessitate an interim impairment assessment include, but are not limited to, a sustained decline in our stock price, significant decreases in federal government appropriations or funding for our contracts, the loss of significant business or significant underperformance relative to historical or projected future operating results.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain, and actual results may differ from those estimates. The Company engages a third-party valuation specialist to estimate the fair value of the reporting units using both an income approach and a market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a discount rate. Cash flow projections are based on management’s estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating income, capital expenditures, and working capital requirements. The results of these approaches are used to corroborate the conclusion.

Based on the results of the annual assessment, we concluded that no impairment of goodwill existed at July 1, 2019. As noted above, a significant decrease in cash flows or a loss of a significant contract would negatively impact the estimated fair value of a reporting unit and could necessitate an interim impairment assessment of goodwill associated with that reporting unit.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2019.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On June 1, 2018, our Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. The following table provides information on a monthly basis for the quarter ended September 30, 2019 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
July 1, 2019 to July 31, 2019	169,326	$23.68	169,326	$321
August 1, 2019 to August 31, 2019	251,119	$24.21	251,119	$315
September 1, 2019 to September 30, 2019	272,120	$26.04	272,120	$308
Total	692,565	$24.80	692,565

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Fourth Amendment and Joinder to Master Accounts Receivable Purchase Agreement dated as of October 31, 2019 by and among Perspecta Enterprise Solutions LLC, Perspecta State & Local Inc., Knight Point Systems, LLC, Perspecta Risk Decision Inc., MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), The Bank of Nova Scotia and Mizuho Bank, Ltd.

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

Perspecta Inc.

Date:	November 13, 2019	By:	/s/ William G. Luebke
		Name:	William G. Luebke
		Title:	Senior Vice President, Principal Accounting Officer and Controller