Form 10-Q
period 2019-12-31
Perspecta Inc.
filed 2020-02-12
CIK 1724670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

161,471,817 shares of common stock, par value $0.01 per share, were outstanding as of January 31, 2020.

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

Because the Spin-Off and the Mergers were not consummated until May 31, 2018, the unaudited Condensed Consolidated Combined Financial Statements presented in this Quarterly Report on Form 10-Q include only the legacy USPS activity for the period from April 1, 2018 to May 31, 2018, and Perspecta, including entities acquired in the Mergers, from June 1, 2018 through December 31, 2018 and April 1, 2019 through December 31, 2019.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Combined Financial Statements (unaudited)

Page
Condensed Consolidated Combined Statements of Operations for the Three and Nine Months Ended December 31, 2019 and 2018 (unaudited)	2
Condensed Consolidated Combined Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2019 and 2018 (unaudited)	3
Condensed Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019 (unaudited)	4
Condensed Consolidated Combined Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended December 31, 2019 and 2018 (unaudited)	5
Condensed Consolidated Combined Statements of Cash Flows for the Nine Months Ended December 31, 2019 and 2018 (unaudited)	6
Notes to Condensed Consolidated Combined Financial Statements (unaudited)
Note 1 – Overview and Basis of Presentation	7
Note 2 – Recent Accounting Pronouncements	8
Note 3 – Acquisitions	9
Note 4 – Revenue	10
Note 5 – Earnings Per Share	12
Note 6 – Sale of Receivables	12
Note 7 – Fair Value	12
Note 8 – Derivative Instruments	12
Note 9 – Debt	13
Note 10 – Leases	14
Note 11 – Pension and Other Benefit Plans	16
Note 12 – Income Taxes	16
Note 13 – Related Party Transactions	17
Note 14 – Stockholders’ Equity	17
Note 15 – Segment Information	18
Note 16 – Commitments and Contingencies	19
Note 17 – Subsequent Events	20

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenue	$1,126	$1,075	$3,405	$2,936

Costs of services	863	816	2,607	2,226
Selling, general and administrative	77	76	230	226
Depreciation and amortization	92	76	283	214
Restructuring costs	—	1	4	3
Separation, transaction and integration-related costs	20	19	59	84
Interest expense, net	34	37	105	84
Other (income) expense, net	(35)	2	(37)	(26)
Total costs and expenses	1,051	1,027	3,251	2,811

Income before taxes	75	48	154	125
Income tax expense	22	10	41	34
Net income	$53	$38	$113	$91

Earnings per common share:
Basic	$0.33	$0.23	$0.70	$0.55
Diluted	$0.33	$0.23	$0.69	$0.55

The accompanying notes are an integral part of these unaudited condensed consolidated combined financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income	$53	$38	$113	$91
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax	7	(18)	(14)	(13)
Comprehensive income	$60	$20	$99	$78

The accompanying notes are an integral part of these unaudited condensed consolidated combined financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share and share amounts)	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$69	$88
Receivables, net of allowance for doubtful accounts of $1 and $0	526	484
Other receivables	45	92
Prepaid expenses	115	141
Other current assets	89	73
Total current assets	844	878
Property and equipment, net of accumulated depreciation of $182 and $148	326	368
Goodwill	3,294	3,179
Intangible assets, net of accumulated amortization of $460 and $299	1,422	1,466
Other assets	303	192
Total assets	$6,189	$6,083
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$88	$80
Current finance lease obligations	116	137
Current operating lease obligations	41	—
Accounts payable	206	246
Accrued payroll and related costs	146	91
Accrued expenses	372	396
Other current liabilities	58	64
Total current liabilities	1,027	1,014
Long-term debt, net of current maturities	2,294	2,297
Non-current finance lease obligations	155	168
Deferred tax liabilities	171	171
Other long-term liabilities	336	271
Total liabilities	3,983	3,921
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 166,218,067 and 165,844,994 shares issued; 161,532,459 and 163,099,080 shares outstanding	2	2
Additional paid-in capital	2,264	2,242
Retained earnings	85	2
Accumulated other comprehensive loss	(37)	(23)
Treasury stock at cost, 4,685,608 shares and 2,745,914 shares	(108)	(61)
Total stockholders’ equity	2,206	2,162
Total liabilities and stockholders’ equity	$6,189	$6,083

The accompanying notes are an integral part of these unaudited condensed consolidated combined financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	165,845	$2	$2,242	$2	$(23)	$(61)	$2,162
Net income	—	—	—	31	—	—	31
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	5	—	—	—	5
Repurchases of common stock	—	—	—	—	—	(15)	(15)
Stock option exercises and other common stock transactions	42	—	—	—	—	—	—
Dividends declared ($0.06 per common share)	—	—	—	(10)	—	—	(10)
Balance at June 30, 2019	165,887	2	2,247	23	(41)	(76)	2,155
Net income	—	—	—	29	—	—	29
Other comprehensive loss, net of tax	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	10	—	—	—	10
Repurchases of common stock	—	—	—	—	—	(17)	(17)
Stock option exercises and other common stock transactions	100	—	—	—	—	(1)	(1)
Dividends declared ($0.06 per common share)	—	—	—	(10)	—	—	(10)
Balance at September 30, 2019	165,987	2	2,257	42	(44)	(94)	2,163
Net income	—	—	—	53	—	—	53
Other comprehensive income, net of tax	—	—	—	—	7	—	7
Stock-based compensation	—	—	6	—	—	—	6
Repurchases of common stock	—	—	—	—	—	(13)	(13)
Stock option exercises and other common stock transactions	231	—	1	—	—	(1)	—
Dividends declared ($0.06 per common share)	—	—	—	(10)	—	—	(10)
Balance at December 31, 2019	166,218	$2	$2,264	$85	$(37)	$(108)	$2,206

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Parent Company Investment	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	—	$—	$—	$—	$—	$—	$2,729	$2,729
Impact of adoption of new accounting standard	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	—	49	49
Transfers to Parent, net	—	—	—	—	—	—	(145)	(145)
Balance at May 31, 2018	—	—	—	—	—	—	2,637	2,637
Dividend to DXC prior to May 31, 2018	—	—	(984)	—	—	—	—	(984)
Spin-Off activity	142,426	2	2,635	—	—	—	(2,637)	—
Mergers activity	23,273	—	578	—	—	—	—	578
Net loss	—	—	—	(20)	—	—	—	(20)
Other comprehensive loss, net of tax	—	—	—	—	(1)	—	—	(1)
Dividends declared ($0.05 per common share)	—	—	(8)	—	—	—	—	(8)
Balance at June 30, 2018	165,699	2	2,221	(20)	(1)	—	—	2,202
Net income	—	—	—	24	—	—	—	24
Other comprehensive income, net of tax	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	1	—	—	—	—	1
Repurchases of common stock	(923)	—	—	—	—	(23)	—	(23)
Stock option exercises and other common stock transactions	43	—	1	—	—	—	—	1
Dividends declared ($0.05 per common share)	—	—	(4)	(4)	—	—	—	(8)
Balance at September 30, 2018	164,819	2	2,219	—	5	(23)	—	2,203
Net income	—	—	—	38	—	—	—	38
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	4	—	—	—	—	4
Repurchases of common stock	(967)	—	—	—	—	(21)	—	(21)
Stock option exercises and other common stock transactions	50	—	1	—	—	(1)	—	—
Dividends declared ($0.05 per common share)	—	—	—	(9)	—	—	—	(9)
Balance at December 31, 2018	163,902	$2	$2,224	$29	$(13)	$(45)	$—	$2,197

The accompanying notes are an integral part of these unaudited condensed consolidated combined financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income	$113	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283	214
Stock-based compensation	21	7
Deferred income taxes	4	(17)
Gain on sale or disposal of assets, net	(23)	(25)
Other non-cash charges, net	3	(13)
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	49	78
Prepaid expenses and other current assets	38	(22)
Accounts payable, accrued expenses and other current liabilities	(20)	(23)
Deferred revenue and advanced contract payments	(24)	(13)
Income taxes payable and liability	(6)	20
Other assets and liabilities, net	2	(3)
Net cash provided by operating activities	440	294
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(265)	(312)
Extinguishment of acquired debt and related costs	—	(994)
Proceeds from sale of assets	77	25
Purchases of property, equipment and software	(11)	(12)
Payments for outsourcing contract costs	(4)	(7)
Net cash used in investing activities	(203)	(1,300)
Cash flows from financing activities:
Principal payments on long-term debt	(69)	(82)
Proceeds from debt issuance	—	2,500
Payments of debt issuance costs	(3)	(46)
Proceeds from revolving credit facility	175	50
Payments on revolving credit facility	(125)	(50)
Payments on finance lease obligations	(110)	(124)
Repurchases of common stock	(46)	(43)
Repurchases of common stock to satisfy tax withholding obligations	(2)	(1)
Dividend to DXC	—	(984)
Dividends paid to Perspecta stockholders	(28)	(17)
Net transfers to Parent	—	(88)
Net cash (used in) provided by financing activities	(208)	1,115
Net change in cash and cash equivalents, including restricted	29	109
Cash and cash equivalents, including restricted, at beginning of period	99	—
Cash and cash equivalents, including restricted, at end of period	128	109
Less restricted cash and cash equivalents included in other current assets	59	9
Cash and cash equivalents at end of period	$69	$100
Supplemental cash flow disclosures:
Interest paid	$97	$84
Income taxes paid, net	11	25
Supplemental schedule of non-cash investing and financing activities:
Leased assets acquired through finance lease obligations	$69	$104
Leased assets acquired through operating lease obligations	47	—
Dividends declared but not yet paid	10	8
Stock issued for the acquisition of Vencore	—	578

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

The accompanying unaudited condensed consolidated combined financial statements and notes present the combined results of operations, financial position, and cash flows of USPS for the periods prior to the completion of the Spin-Off and the combination with Vencore HC and KGS HC. Accordingly, the term “Parent” refers to DXC for periods from April 1, 2018 to May 31, 2018. As used in these notes, “the Company,” “we,” “us,” and “our” refer to the combined businesses of USPS for the period from April 1, 2018 through May 31, 2018, and to Perspecta and its consolidated subsidiaries for the periods from June 1, 2018 through December 31, 2018 and April 1, 2019 through December 31, 2019.

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
The period prior to the Spin-Off and Mergers includes the combined financial results and cash flows of USPS for the period from April 1, 2018 to May 31, 2018. The periods subsequent to the Spin-Off and Mergers include:

•	the consolidated financial statements of Perspecta for the period from June 1, 2018 to December 31, 2018;

•	the consolidated financial statements of Perspecta for the period from April 1, 2019 to December 31, 2019; and

•	the consolidated financial position of Perspecta as of December 31, 2019 and March 31, 2019.

After the Spin-Off, DXC does not have any beneficial ownership of Perspecta or USPS. The chairman of the board of directors of Perspecta (the “Board of Directors”) is the former chief executive officer of DXC and served as the chairman of the DXC board of directors until December 31, 2019. Consequently, transactions prior to December 31, 2019 between DXC and Perspecta are reflected as related party transactions pursuant to the disclosure requirements of Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures. For additional information about the allocation of expenses from DXC prior to the Spin-Off and certain continuing responsibilities between the Company and DXC, see Note 13 – “Related Party Transactions.”

Principles of Consolidation and Combination

The unaudited condensed consolidated combined financial statements as of and for the three and nine months ended December 31, 2019 and 2018 reflect the financial position and results of operations of the Company and its consolidated subsidiaries. The combined financial statements as of and for periods prior to the consummation of the Spin-Off, reflect the financial position and results of operations of USPS as described above.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance, along with related amendments, changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective April 1, 2020 for Perspecta, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company has determined that ASU 2016-13 will not have a material effect on Perspecta’s financial statements upon adoption on April 1, 2020, given the concentration of receivables with the U.S. government.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350- 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 provides guidance for determining when a cloud computing arrangement includes a software license and makes changes to the requirements for capitalizing implementation costs incurred in a hosting arrangement that is as a service contract. The amendment is effective April 1, 2020 for Perspecta, and early adoption is permitted. The update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company will adopt ASU 2018-15 on April 1, 2020 and is currently evaluating the method and impact of adoption on its financial statements and related disclosures.

Other recently issued ASUs effective after December 31, 2019 are not expected to have a material effect on Perspecta’s financial statements.

Note 3 – Acquisitions

Knight Point Systems, LLC

On July 31, 2019, Perspecta acquired all of the equity interests of Knight Point Systems, LLC (“Knight Point”) for $250 million plus customary purchase price adjustments, initially estimated at a total of $265 million and currently estimated at $264 million. Knight Point delivers end-to-end managed services and solutions focused on modernizing IT systems, protecting critical networks and driving digital transformation to improve customer transparency and operational efficiency. Knight Point leverages a portfolio of intellectual property to solve complex customer challenges in cloud, cybersecurity and agile development and operations (“DevOps”) environments.

The Company recognized preliminary fair values of the assets acquired and liabilities assumed and allocated $116 million to goodwill and $125 million to intangible assets. The goodwill is largely attributable to the assembled workforce of Knight Point and expected synergies between the Company and Knight Point. The Company’s preliminary allocation of goodwill to Perspecta’s reportable segments was as follows: $22 million allocated to Defense and Intelligence and $94 million allocated to Civilian and Health Care. The intangible assets consist primarily of program assets of $102 million, developed technology of $18 million and backlog of $5 million. The estimated fair value attributed to intangible assets is being amortized on an accelerated basis over a range of 10 to 12 years for program assets, seven years for developed technology and one year for backlog. The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. All of the value attributed to goodwill and intangible assets is deductible for income tax purposes. The fair values of assets acquired and liabilities assumed are preliminary and based on a valuation using estimates and assumptions that are subject to change, which could result in material changes to the purchase price allocation. The final purchase price allocation is expected to be completed by the first quarter of fiscal year 2021, pending analysis of certain tax adjustments.

The results of operations of Knight Point have been included in the statements of operations beginning August 1, 2019. Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated results of operations. The acquisition was considered an asset purchase for tax purposes.

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

	Nine Months Ended December 31, 2018 Historical Perspecta(1)	Period from April 1, 2018 to May 31, 2018 Historical Vencore	Nine Months Ended December 31, 2018
(in millions, except per share amounts)			Effects of the Spin-Off	Effects of the Mergers	Pro Forma Combined for the Spin-Off and Mergers
Revenue	$2,936	$244	$—	$—	$3,180
Net income (loss)	$91	$(57)	$(7)	$12	$39

Earnings per common share(2):
Basic	$0.55				$0.24
Diluted	$0.55				$0.24
(1) Revenue and pre-tax income includes $860 million and $137 million associated with Vencore for the period of June 1, 2018 through December 31, 2018. The pre-tax income excludes amortization of acquired intangible assets, acquisition financing and the allocation of certain corporate overhead costs.
(2) Historical and pro forma combined earnings per common share information is computed based on 165.02 million basic weighted average shares and 165.27 million diluted shares. See Note 5 – “Earnings Per Share.”

Note 4 – Revenue

Disaggregated Revenue

Revenue by contract type was as follows:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$283	$27	$310	$240	$25	$265
Fixed-price	435	173	608	373	229	602
Time-and-materials	95	113	208	96	112	208
Total	$813	$313	$1,126	$709	$366	$1,075

	Nine Months Ended December 31, 2019			Nine Months Ended December 31, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$818	$78	$896	$580	$66	$646
Fixed-price	1,218	638	1,856	985	699	1,684
Time-and-materials	306	347	653	283	323	606
Total	$2,342	$1,063	$3,405	$1,848	$1,088	$2,936

Revenue by prime or subcontractor was as follows:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$762	$290	$1,052	$663	$329	$992
Subcontractor	51	23	74	46	37	83
Total	$813	$313	$1,126	$709	$366	$1,075

	Nine Months Ended December 31, 2019			Nine Months Ended December 31, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$2,203	$985	$3,188	$1,740	$979	$2,719
Subcontractor	139	78	217	108	109	217
Total	$2,342	$1,063	$3,405	$1,848	$1,088	$2,936

Revenue by customer type was as follows:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
U.S. federal government, including independent agencies	$808	$248	$1,056	$707	$302	$1,009
Non-federal (state, local and other)	5	65	70	2	64	66
Total	$813	$313	$1,126	$709	$366	$1,075

	Nine Months Ended December 31, 2019			Nine Months Ended December 31, 2018
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
U.S. federal government, including independent agencies	$2,329	$862	$3,191	$1,843	$893	$2,736
Non-federal (state, local and other)	13	201	214	5	195	200
Total	$2,342	$1,063	$3,405	$1,848	$1,088	$2,936

Performance Obligations

As of December 31, 2019, approximately $3.6 billion of revenue is expected to be recognized from remaining unsatisfied performance obligations on executed contracts. The Company expects to recognize approximately 72% of these remaining performance obligations as revenue within 12 months and approximately 84% within 24 months, with the remainder recognized thereafter.

Contract Balances

Contract assets and contract liabilities were as follows:

(in millions)	Balance Sheets Line Item	December 31, 2019	March 31, 2019
Contract assets:
Unbilled receivables	Receivables, net of allowance for doubtful accounts	$335	$301
Contract liabilities:
Current portion of deferred revenue and advance contract payments	Other current liabilities	$17	$33
Non-current portion of deferred revenue and advance contract payments	Other long-term liabilities	5	12

Contract assets increased $34 million during the nine months ended December 31, 2019, primarily due to the timing of billings and the acquisition of Knight Point. There were no significant impairment losses related to the Company’s contract assets during the nine months ended December 31, 2019 or 2018.

Contract liabilities decreased $23 million during the nine months ended December 31, 2019, primarily due to revenue recognized in excess of payments received. During the three and nine months ended December 31, 2019, the Company recognized $2 million and $31 million, respectively, of the deferred revenue and advance contract payments at March 31, 2019 as revenue. During the three and nine months ended December 31, 2018, the Company recognized $2 million and $24 million, respectively, of the deferred revenue and advance contract payments at April 1, 2018 as revenue.

Note 5 – Earnings Per Share

Basic earnings per common share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and vesting of other equity awards. There were no significant anti-dilutive equity awards excluded from the calculation of EPS for the three and nine months ended December 31, 2019 or 2018.
The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income	$53	$38	$113	$91
Common share information:
Basic weighted average common shares outstanding	161.69	164.32	162.24	165.02
Dilutive effect of equity awards	0.78	0.22	0.64	0.25
Diluted weighted average common shares outstanding	162.47	164.54	162.88	165.27
Earnings per common share:
Basic	$0.33	$0.23	$0.70	$0.55
Diluted	$0.33	$0.23	$0.69	$0.55

Note 6 – Sale of Receivables

During the three and nine months ended December 31, 2019, we sold $984 million and $2.39 billion, respectively, of billed and unbilled receivables under our receivables sales facility, as compared to $691 million and $2.10 billion during the three and nine months ended December 31, 2018, respectively. The amount outstanding at December 31, 2019 and March 31, 2019 was $239 million and $146 million, respectively. As of December 31, 2019 and March 31, 2019, collections not remitted to the financial institutions corresponding to these receivables sales were $59 million and $11 million, respectively. These amounts represent restricted cash recorded by the Company within the other current assets caption of the balance sheets.

Note 7 – Fair Value

The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company’s long-term debt, excluding finance leases and unamortized debt issuance costs, was $2.40 billion and $2.35 billion as of December 31, 2019 and March 31, 2019, respectively, as compared with the gross carrying value of $2.40 billion and $2.40 billion, respectively. If measured at fair value, long-term debt, excluding finance lease liabilities, would be classified in Level 2 of the fair value hierarchy.
Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are reduced to fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the three and nine months ended December 31, 2019 or 2018.

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

As of December 31, 2019, the Company had interest rate swap agreements with a total notional amount of $1.60 billion. The Company initially accounted for all changes in fair value of its interest rate swaps on the statements of operations until designation as a cash flow hedge of interest rate risk on June 22, 2018. As a result, the Company recorded a gain of $5 million included in interest expense, net on the statement of operations for the nine months ended December 31, 2018.

Following the June 22, 2018 cash flow hedge designation, all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The pre-tax impact of gain on derivatives designated for hedge accounting recognized in other comprehensive income was $10 million ($7 million, net of tax) for the three months ended December 31, 2019. The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive loss was $18 million ($14 million, net of tax) for the nine months ended December 31, 2019. The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive loss was $25 million ($18 million, net of tax) and $18 million ($13 million, net of tax) for the three and nine months ended December 31, 2018, respectively. We reclassified $4 million and $7 million from AOCL into earnings during the three and nine months ended December 31, 2019, respectively. As of December 31, 2019, we expect amounts of approximately $18 million pertaining to cash flow hedges to be reclassified from AOCL into earnings over the next 12 months.

All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. As of December 31, 2019, the gross fair value of our derivative liabilities in interest rate swaps designated for hedge accounting is $45 million, of which $17 million is presented as other current liabilities and $28 million is presented as other liabilities on the balance sheet. As of March 31, 2019, the gross fair value of our derivative liabilities in interest rate swaps designated for hedge accounting was $26 million, of which $4 million is presented in other current liabilities and $22 million is presented in other liabilities on the balance sheet. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as Level 2 inputs.

Note 9 – Debt
The following is a summary of the Company’s outstanding debt:

(in millions)	Interest Rates	Maturities	December 31, 2019	March 31, 2019
Revolving Credit Facility	LIBOR + 1.50%	August 2024	$50	$—
Term Loan A Facilities (Tranche 1)	LIBOR + 1.375%	August 2022	200	246
Term Loan A Facilities (Tranche 2)	LIBOR + 1.50%	August 2024	1,572	1,588
Term Loan B Facility	LIBOR + 2.25%	May 2025	493	497
Subtotal senior secured credit facilities			2,315	2,331
Senior unsecured EDS Notes	7.45%	October 2029	66	66
Other borrowings	Various	Various	19	—
Total debt			2,400	2,397
Less: current maturities of long-term debt, net(1)			(88)	(80)
Less: unamortized debt issuance costs and premiums, net(2)			(18)	(20)
Total long-term debt, net of current maturities			$2,294	$2,297
(1) Current maturities of long-term debt are presented net of $6 million and $8 million of debt issuance costs associated with the Term Loan A Facilities and Term Loan B Facility as of December 31, 2019 and March 31, 2019, respectively.
(2) Includes $11 million and $12 million as of December 31, 2019 and March 31, 2019, respectively, of unamortized premiums on the assumed Electronic Data Systems Corporation (“EDS”) Notes.
Expected maturities of long-term debt are as follows:

Fiscal Year	(in millions)
Remainder of fiscal year 2020	$24
2021	94
2022	92
2023	290
2024	90
Thereafter	1,810
Total	$2,400

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

The Company leases certain real and personal property under non-cancelable operating leases. Assets under finance leases are comprised primarily of computers and related equipment. Finance lease obligations primarily consist of contractual arrangements with HPE Financial Services.

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

Certain leases require us to pay property taxes, insurance and routine maintenance, which are included in variable lease expense. At December 31, 2019, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants. The Company's lessor arrangements with its customers are immaterial to the results of operations and cash flows.

The components of lease expense were as follows:

(in millions)	Statement of Operations Line Item(s)	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Finance lease expense
Amortization of leased assets	Depreciation and amortization	$29	$94
Interest on lease obligations	Interest expense, net	5	15
Total finance lease expense		34	109
Operating lease expense	Cost of services and selling, general and administrative	12	42
Variable lease expense	Cost of services and selling, general and administrative	3	7
Sublease income	Cost of services and selling, general and administrative	(1)	(3)
Total lease expense, net		$48	$155

Supplemental balance sheet information related to leases was as follows:

(in millions)	Balance Sheet Line Item	December 31, 2019
Assets
Finance lease assets	Property and equipment, net of accumulated depreciation of $156	$252
Operating lease assets	Other assets	115
Total lease assets		$367
Liabilities
Current
Finance leases	Current finance lease obligations	$116
Operating leases	Current operating lease obligations	41
Non-current
Finance leases	Non-current finance lease obligations	155
Operating leases	Other long-term liabilities	86
Total lease liabilities		$398

Supplemental cash flow information related to leases was as follows:

(in millions)	Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$39
Operating cash flows from finance leases	13
Financing cash flows from finance leases	110

The Company includes both the amortization of operating lease assets and changes in the lease liabilities in changes in other assets and liabilities, net on the statement of cash flows.

The weighted average remaining lease terms and discount rates were as follows:

December 31, 2019
Weighted average remaining lease term (in years):
Finance leases	2.7
Operating leases	4.6
Weighted average discount rate:
Finance leases	6.34%
Operating leases	4.57%
As of December 31, 2019, future minimum lease payments required to be made under leases were as follows:

Fiscal Year (in millions)	Operating Leases	Finance Leases
Remainder of fiscal year 2020	$13	$44
2021	41	112
2022	26	80
2023	21	41
2024	12	14
Thereafter	29	3
Total minimum lease payments	142	294
Less: Amount representing interest	(15)	(23)
Present value of net minimum lease payments	$127	$271

As of December 31, 2019, the Company has aggregate rent obligations of $42 million for operating leases and $4 million for finance leases, for leases that have not commenced, with terms ranging from two to 10 years.

On October 4, 2019, we completed a sale and leaseback transaction of our Herndon, Virginia facility. The land and buildings sold had a carrying value of $23 million, which was included in other current assets on our balance sheet as of March 31, 2019. We recognized a pre-tax gain on sale of assets of $33 million included in other income, net on the statements of operations for the three and nine months ended December 31, 2019. The leaseback period will facilitate the Company’s exit from the facility.

On December 13, 2019, we completed a sale and leaseback transaction of our Clarksville, Virginia facility. The land and building sold had a carrying value of $26 million, which was included in property and equipment, net on our balance sheet as of March 31, 2019. We recognized an insignificant gain on the sale. The future minimum lease payments required to be made under the leaseback are approximately $15 million over seven years.

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
The Company did not contribute to the defined benefit pension and other postretirement benefit plans during the three and nine months ended December 31, 2019 or 2018, and does not expect to contribute during the remainder of fiscal year 2020.
The components of net periodic pension expense (benefit) were:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Service cost	$1	$—	$2	$—
Interest cost	4	5	13	11
Expected return on assets	(7)	(8)	(22)	(17)
Net periodic pension benefit	$(2)	$(3)	$(7)	$(6)

Net periodic benefit cost for the Company’s retiree medical plan was not significant for the three and nine months ended December 31, 2019 or 2018.

Note 12 – Income Taxes

The Company’s effective tax rate (“ETR”) was approximately 29% and 27% for the three and nine months ended December 31, 2019, respectively, as compared to 21% and 27% for the three and nine months ended December 31, 2018, respectively. For the three and nine months ended December 31, 2019, the primary drivers of our ETR were state income taxes, including a valuation allowance against a state interest deduction limit carryforward. For the three and nine months ended December 31, 2018, the primary drivers of our ETR were state income taxes and non-deductible transaction expenses.

The Tax Matters Agreement entered into with DXC in connection with the Spin-Off (the “TMA”) states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. The Company is generally only responsible for tax assessments, penalties and interest allocable to periods (or portions of periods) related to USPS beginning after the Spin-Off and Mergers. The Company has income tax refunds receivable from the Internal Revenue Service (“IRS”) and various state tax authorities of approximately $75 million at December 31, 2019, for which it must remit to DXC under the TMA, and has recorded a corresponding payable. The receivable is included in other receivables and other assets and the payable is included in accrued expenses and other long-term liabilities on our balance sheet.

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

Note 13 – Related Party Transactions

Allocation of Corporate Expenses

The statement of operations for the nine months ended December 31, 2018 included corporate allocations of $24 million recorded within costs of services and selling, general and administrative. These allocations were for the period from April 1 to May 31, 2018 for general corporate expenses from Parent for certain management and support functions that were provided on a centralized basis within Parent prior to the Spin-Off.

Parent Company Investment
Parent company investment on the statements of cash flows and equity for the period from April 1 to May 31, 2018 represents Parent’s historical investment in USPS, the net effect of transactions with and allocations from Parent and USPS’s accumulated earnings prior to consummation of the Spin-Off.

Related Party Transactions with DXC

The Company recognized $3 million and $12 million of related party revenue from DXC and incurred obligations of $35 million and $113 million for related party transactions with DXC during the three and nine months ended December 31, 2019, respectively, compared to $3 million and $9 million of related party revenue from DXC and incurred obligations of $27 million and $39 million for the three and nine months ended December 31, 2018, respectively.

Note 14 – Stockholders’ Equity

Cash Dividends

During the three and nine months ended December 31, 2019, the Board of Directors declared cash dividends to our stockholders of approximately $10 million ($0.06 per common share) and $30 million ($0.18 per common share), respectively. During the three and nine months ended December 31, 2018, the Board of Directors declared cash dividends to our stockholders of approximately $8 million ($0.05 per common share) and $25 million ($0.15 per common share), respectively. The cash dividends were paid in the quarter following their declaration.

On February 11, 2020, the Board of Directors declared a dividend of $0.06 per common share payable on April 15, 2020 to common stockholders of record at the close of business on March 3, 2020.

Share Repurchase Program
During the nine months ended December 31, 2019, the Company repurchased 1,849,785 shares of its common stock for aggregate cost of $45 million. The shares are reported as treasury stock at cost. The total remaining authorization for future common stock repurchases under the share repurchase program was $295 million as of December 31, 2019.

Stock-based Compensation
The Company recognized $6 million and $21 million in stock-based compensation expense during the three and nine months ended December 31, 2019, respectively, compared to $4 million and $7 million for the three and nine months ended December 31, 2018, respectively. During the nine months ended December 31, 2019, the Company granted approximately 602 thousand time-based restricted stock units (“RSUs”) and approximately 923 thousand performance-based restricted stock units (“PSUs”). The RSUs and PSUs are valued using the closing price on the trading day of the grant. The weighted average grant date fair value of the RSUs and PSUs granted during the nine months ended December 31, 2019 was $23.42 and $23.01, respectively.

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
Segment Measures
The following table summarizes operating results regularly provided to the chief operating decision maker by reportable segment:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenue
Defense and Intelligence	$813	$709	$2,342	$1,848
Civilian and Health Care	313	366	1,063	1,088
Total revenue	$1,126	$1,075	$3,405	$2,936
Segment profit(1)
Defense and Intelligence	$115	$102	$346	$225
Civilian and Health Care	39	46	112	148
Total segment profit	$154	$148	$458	$373
Depreciation and amortization
Defense and Intelligence	$27	$17	$76	$54
Civilian and Health Care	11	22	55	62
Amortization of acquired intangible assets	54	37	152	98
Total depreciation and amortization	$92	$76	$283	$214
(1) The segment profit for the three and nine months ended December 31, 2018 was revised to reflect the change to exclude the amortization expense on intangible assets acquired in business combinations as disclosed in Note 19 – “Segment Information” to the financial statements of our Annual Report on Form 10‑K for the year ended March 31, 2019.

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

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Total segment profit	$154	$148	$458	$373
Not allocated to segments:
Stock-based compensation	(6)	(4)	(21)	(7)
Amortization of acquired intangible assets	(54)	(37)	(152)	(98)
Restructuring costs	—	(1)	(4)	(1)
Separation, transaction and integration-related costs	(20)	(19)	(59)	(84)
Interest expense, net	(34)	(37)	(105)	(84)
Other unallocated, net	35	(2)	37	26
Income before taxes	$75	$48	$154	$125

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Note 16 – Commitments and Contingencies

The Company is a party to or has responsibility under various lawsuits, claims, investigations and proceedings involving disputes or potential disputes related to commercial, employment and regulatory matters that arise in the ordinary course of business. The Separation and Distribution Agreement (the “SDA”) between Perspecta and DXC includes provisions that allocate liability and financial responsibility for litigation involving DXC and the Company and that provide for cross-indemnification of the parties for liabilities a party may incur that are allocated to the other party under the SDA. In addition, under the SDA, DXC and the Company have agreed to cooperate with each other in managing litigation that relates to both parties’ businesses. The SDA also contains provisions that allocate liability and financial responsibility for such litigation. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. The Company believes it has recorded adequate provisions for any such matters and, as of December 31, 2019, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

Litigation, Proceedings and Investigations

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise Company (“HPE”) alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. The case has remained stayed while the parties have engaged in mediation with opt-in plaintiffs who are subject to mandatory, individual arbitration agreements. Two mediation sessions have taken place. In October 2018, a settlement was reached with 16 named and opt-in plaintiffs; that settlement has been completed. On June 26-27, 2019, a second mediation was held, involving 145 opt-in plaintiffs. On December 23, 2019, a settlement was reached with 142 of the 145 opt-in plaintiffs. Former business units of HPE now owned by the Company will be liable in this matter for any recovery by plaintiffs previously associated with the USPS business of HPE.

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

Guarantees

The Company uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies, which are cash collateralized. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The Company’s stand-by letters of credit outstanding were less than $1 million as of December 31, 2019. As of December 31, 2019, the Company had $34 million in outstanding surety bonds, of which less than $1 million expire in each of fiscal years 2020 and 2021, and $33 million expire in fiscal year 2022.

Note 17 – Subsequent Events

The U.S. Navy announced on February 5, 2020 that Perspecta was not awarded the Service Management, Integration, and Transport (“SMIT”) contract, the re-compete of the Next Generation Enterprise Network (“NGEN”) contract currently held by the Company. The NGEN contract currently expires on September 30, 2020, with three one-month options that may be exercised by the U.S. Navy. We have requested and will receive a post-award debriefing from the agency providing the basis for the selection decision and contract award on February 24, 2020. The Company will assess next steps with respect to the award decision at that time. In connection with the April 1, 2017 merger of Computer Sciences Corporation with the Enterprise Services business of HPE to form DXC, the reporting unit with the NGEN contract was allocated $623 million of goodwill and $299 million of intangible assets ($236 million of net book value as of December 31, 2019). We are evaluating the impact this contract loss has on the existing carrying value of the reporting unit, and in connection with filing this report, management determined that an impairment charge will be required as a result of the U.S. Navy’s decision. Based on our current estimates, we expect to incur a non-cash, pre-tax impairment charge of approximately $860 million primarily related to goodwill and intangible assets in the fourth quarter of fiscal year 2020.

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

•	failure of third parties to deliver on commitments under contracts with us;

•	misconduct or other improper activities from our employees or subcontractors;

•	delays, terminations or cancellations of our major contract awards, including the impact of the U.S. Navy’s decision not to award the SMIT contract to us;

•	failure of our internal control over financial reporting to detect fraud or other issues;

•	failure or disruptions to our systems, due to cyber-attack, service interruptions or other security threats;

•	failure to be awarded task orders under our indefinite delivery/indefinite quantity (“ID/IQ”) contracts;

•	changes in government procurement, contract or other practices or the adoption by the government of new laws, rules and regulations in a manner adverse to us;

•	uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and

•	the other factors described in Part I, Item 1A “Risk Factors” of Perspecta’s Annual Report on Form 10-K for the year ended March 31, 2019.

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

Perspecta was formed on May 31, 2018, when DXC completed the Spin-Off and Mergers. Following the completion of the Spin-Off and Mergers, Perspecta, a Nevada corporation, became a publicly traded company. Perspecta’s common stock began trading under the ticker symbol “PRSP” on the New York Stock Exchange on June 1, 2018. See Note 1 – “Overview and Basis of Presentation” to the financial statements for additional details regarding the Spin-Off and Mergers. On October 29, 2019, the Company filed for arbitration against DXC to resolve certain disputed items related to the Spin-Off. After completion of the Spin-Off, the Company began assessing the respective rights, responsibilities and obligations of DXC and the Company under the SDA and other related Spin-Off agreements. Based on this assessment, and in accordance with the provisions of the agreements, the Company disputed certain transactions that were effected by DXC in connection with the Spin-Off. The Company has been addressing these matters with DXC pursuant to the terms of the SDA, including its confidentiality provisions and dispute resolution provisions that require executive escalation, mediation and binding arbitration. Based on the status of the arbitration, we currently are unable to predict the impact of any resolutions of these matters on the Company.

Acquisition

On July 31, 2019, Perspecta acquired all of the equity interests of Knight Point for $250 million plus customary purchase price adjustments, initially estimated at a total of $265 million and currently estimated at $264 million. Knight Point delivers end-to-end managed services and solutions focused on modernizing IT systems, protecting critical networks and driving digital transformation to improve customer transparency and operational efficiency. Knight Point leverages a portfolio of intellectual property to solve complex customer challenges in cloud, cybersecurity and agile DevOps environments. See Note 3 – “Acquisitions” to the financial statements for additional details.

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

The estimated value of our TCV backlog as of December 31, 2019 was as follows:

(in millions)	Funded Backlog	Unfunded Backlog	Total TCV Backlog
Defense and Intelligence	$841	$7,243	$8,084
Civilian and Health Care	926	4,237	5,163
Total backlog	$1,767	$11,480	$13,247

The contract awards during the three and nine months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Defense and Intelligence	$515	$1,408	$3,118	$3,494
Civilian and Health Care	1,097	326	1,801	1,965
Total contract awards	$1,612	$1,734	$4,919	$5,459

Results of Operations

On May 31, 2018, we completed the Mergers. See Note 1 – “Overview and Basis of Presentation” and Note 3 – “Acquisitions” to the financial statements for additional details. Accordingly, the financial results of Perspecta for the period prior to June 1, 2018 do not include the financial results of Vencore and, therefore, are not directly comparable.

Selected financial information is presented in the tables below:

	Three Months Ended
(in millions, except per share amounts)	December 31, 2019	December 31, 2018	Change	Percent Change
Revenue	$1,126	$1,075	$51	5%
Total costs and expenses	1,051	1,027	24	2%
Income before income taxes	75	48	27	56%
Income tax expense	22	10	12	120%
Net income	$53	$38	$15	39%

Diluted earnings per share	$0.33	$0.23

	Nine Months Ended
(in millions, except per share amounts)	December 31, 2019	December 31, 2018	Change	Percent Change
Revenue	$3,405	$2,936	$469	16%
Total costs and expenses	3,251	2,811	440	16%
Income before income taxes	154	125	29	23%
Income tax expense	41	34	7	21%
Net income	$113	$91	$22	24%

Diluted earnings per share	$0.69	$0.55

Revenue

Revenue by segment for the three and nine months ended December 31, 2019 and 2018 was:

	Three Months Ended
(in millions)	December 31, 2019	December 31, 2018	Change	Percent Change
Defense and Intelligence	$813	$709	$104	15%
Civilian and Health Care	313	366	(53)	(14)%
Total	$1,126	$1,075	$51	5%

	Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	Change	Percent Change
Defense and Intelligence	$2,342	$1,848	$494	27%
Civilian and Health Care	1,063	1,088	(25)	(2)%
Total	$3,405	$2,936	$469	16%

Defense and Intelligence Segment

Our Defense and Intelligence segment revenue during the three months ended December 31, 2019 increased by $104 million, or 15%, as compared to the same period of the prior year primarily due to new business wins coupled with growth on existing programs.

Our Defense and Intelligence segment revenue during the nine months ended December 31, 2019 increased by $494 million, or 27%, as compared to the same period of the prior year. Including the $230 million of Vencore revenue in April and May of 2018, Defense and Intelligence increased $264 million, or 13%, primarily due to new business wins coupled with additional task orders and volume growth on existing programs.

Civilian and Health Care Segment

Our Civilian and Health Care segment revenue during the three months ended December 31, 2019 decreased by $53 million, or 14%, as compared to the same period of the prior year primarily due to the completion or wind down of certain programs, including the National Aeronautics Space Administration Agency Consolidated End-user Services (“NASA ACES”) contract in the second quarter of fiscal year 2020.

Our Civilian and Health Care segment revenue during the nine months ended December 31, 2019 decreased by $25 million, or 2%, as compared to the same period of the prior year. Including the $14 million of Vencore revenue in April and May of 2018, Civilian and Health Care decreased $39 million, or 4%, primarily due to the completion or wind down of certain programs, partially offset by the sale of IT assets and related transition services in the second quarter to NASA ACES.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended		Percentage of Revenue
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	Change	Percent Change
Costs of services	$863	$816	77%	76%	$47	6%
Selling, general and administrative	77	76	7%	7%	1	1%
Depreciation and amortization	92	76	8%	7%	16	21%
Restructuring costs	—	1	—%	—%	(1)	(100)%
Separation, transaction and integration-related costs	20	19	2%	2%	1	5%
Interest expense, net	34	37	3%	3%	(3)	(8)%
Other (income) expense, net	(35)	2	(3)%	—%	(37)	(1,850)%
Total costs and expenses	$1,051	$1,027	93%	96%	$24	2%

	Nine Months Ended		Percentage of Revenue
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	Change	Percent Change
Costs of services	$2,607	$2,226	77%	76%	$381	17%
Selling, general and administrative	230	226	7%	8%	4	2%
Depreciation and amortization	283	214	8%	7%	69	32%
Restructuring costs	4	3	—%	—%	1	33%
Separation, transaction and integration-related costs	59	84	2%	3%	(25)	(30)%
Interest expense, net	105	84	3%	3%	21	25%
Other income, net	(37)	(26)	(1)%	(1)%	(11)	42%
Total costs and expenses	$3,251	$2,811	95%	96%	$440	16%

Costs of Services

For both the three and nine months ended December 31, 2019, costs of services as a percentage of revenue was 77%, as compared to 76% for both comparable periods of the prior year. Margins were negatively impacted by start-up costs associated with delays in new contract wins and the wind down of certain long-term fixed price programs, partially offset by continued focus on cost discipline and program management of our portfolio. We expect that over the long-term, contract mix will continue to move in the direction of fixed price. Our cost-reimbursable and time-and-materials contracts typically have consistent margins, whereas the margin on our fixed price contracts is dependent upon management’s ability to control the costs of providing the services.

Selling, General and Administrative

Selling, general and administrative expense (“SG&A”) was $77 million and $230 million for the three and nine months ended December 31, 2019, respectively, as compared to $76 million and $226 million for the same periods of the prior year. SG&A as a percentage of revenue for both the three and nine months ended December 31, 2019 was 7%, as compared to 7% and 8%, respectively, for the comparable periods of the prior year, with the decrease in the current fiscal year primarily due to indirect cost management and the realization of cost control actions taken after the Spin-Off and Mergers.

Depreciation and Amortization

Depreciation and amortization expense (“D&A”) was $92 million and $283 million for the three and nine months ended December 31, 2019, respectively, as compared to $76 million and $214 million for the same periods of the prior year. The increase of $16 million in D&A for the three months ended December 31, 2019 was primarily attributed to amortization of Knight Point’s acquired intangibles. The increase of $69 million in D&A for the nine months ended December 31, 2019 was primarily attributed to a full nine months of accounting for the assets acquired in the Mergers compared to seven months in the same period of the prior year and amortization of Knight Point’s acquired intangibles.

Interest Expense, Net

Interest expense, net for the three and nine months ended December 31, 2019 was $34 million and $105 million, respectively, as compared to $37 million and $84 million during the same periods of the prior year. The increase of $21 million in interest expense for the nine months ended December 31, 2019 was primarily attributed to a full nine months of accounting for the debt incurred to fund the Spin-Off and Mergers compared to seven months in the same period of the prior year.

Other (Income) Expense, Net

Other income, net for the three and nine months ended December 31, 2019 was $35 million and $37 million, as compared to other expense, net of $2 million and other income, net of $26 million during the same periods of the prior year. Other income, net for the three and nine months ended December 31, 2019 included a net gain on sale and leaseback transactions of $33 million related to the sale of assets, as discussed further in Note 10 – “Leases” to the financial statements. Other income, net for the nine months ended December 31, 2019 included a $7 million reduction of a DXC indemnification receivable related to a liability for uncertain tax positions. The corresponding tax reserves were reduced by the same amount, resulting in a $7 million reduction of income tax expense in accordance with ASC Topic 740, Income Taxes. The nine months ended December 31, 2018 included a $25 million gain on the sale of a contract to eliminate a potential organizational conflict of interest that resulted from the Mergers. Other (income) expense, net for the three and nine months ended December 31, 2019 and 2018 also included certain components of the net periodic pension cost for defined benefit pension plans, equity in earnings of unconsolidated affiliates and other miscellaneous gains and losses.

Taxes

Income tax expense was $22 million and $41 million for the three and nine months ended December 31, 2019, respectively, as compared to $10 million and $34 million for the same periods of the prior year. Tax expense for the nine months ended December 31, 2019 included a benefit of $7 million from the reduction of tax reserves discussed above. The ETR was approximately 29% and 27% for the three and nine months ended December 31, 2019, respectively, as compared to 21% and 27% for the three and nine months ended December 31, 2018, respectively. For the three and nine months ended December 31, 2019, the primary drivers of our ETR were state income taxes, including a valuation allowance against a state interest deduction limit carryforward. For the three and nine months ended December 31, 2018, the primary drivers of our ETR were state income taxes and non-deductible transaction expenses.

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

Liquidity and Capital Resources

We pursue a cash management and capital deployment strategy that balances funding our current operating needs with growing our business. Existing cash and cash equivalents and cash generated by operations continue to be our primary sources of liquidity, as well as available borrowings under our Revolving Credit Facility (as defined in Note 12 – “Debt” to the financial statements of our Annual Report on Form 10-K for the year ended March 31, 2019) and sales of receivables under a U.S. federal government obligor receivables purchase facility established pursuant to the Master Account Receivable Purchase Agreement (“MARPA Facility”) (as defined in Note 5 – “Receivables” of our Annual Report on Form 10-K for the year ended March 31, 2019).

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
See Note 16 – “Commitments and Contingencies” to the financial statements for discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below:

(in millions)	December 31, 2019
Cash and cash equivalents	$69
Available borrowings under our Revolving Credit Facility	700
Total liquidity	$769

Cash and Cash Equivalents and Cash Flows

As of December 31, 2019, our cash and cash equivalents were $69 million. While the business generated strong operating cash flows, cash and cash equivalents decreased $19 million, as compared to March 31, 2019, due to the acquisition of Knight Point, dividends paid and the repurchases of our common stock.

The following table summarizes our cash flow activity:

	Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	Change
Net cash provided by operating activities	$440	$294	$146
Net cash used in investing activities	(203)	(1,300)	1,097
Net cash (used in) provided by financing activities	(208)	1,115	(1,323)
Net change in cash and cash equivalents, including restricted	29	109	(80)
Cash and cash equivalents, including restricted, at beginning of period	99	—	99
Cash and cash equivalents, including restricted, at end of period	128	109	19
Less restricted cash and cash equivalents included in other current assets	59	9	50
Cash and cash equivalents at end of period	$69	$100	$(31)

Net cash provided by operating activities during the nine months ended December 31, 2019 was $440 million, as compared to $294 million during the comparable period of the prior year. The increase of $146 million included a $144 million increase in net income adjusted for non-cash items, partially offset by movements in working capital of $2 million.

Net cash used in investing activities during the nine months ended December 31, 2019 was $203 million, as compared to $1.30 billion during the comparable period of the prior year. The decrease was due to less cash being used in the current year to invest in the Knight Point acquisition, as compared to more cash being used in the prior year to invest in the larger Spin-Off and Mergers, partially offset by the proceeds from the sale and leaseback transactions.

Net cash used in financing activities during the nine months ended December 31, 2019 was $208 million, as compared to net cash provided by financing activities of $1.12 billion during the comparable period of the prior year that included the financing of the Spin-Off and Mergers. In July 2019, the Company drew $175 million under its Revolving Credit Facility to partially fund the purchase of Knight Point, of which $125 million was repaid during the period. Routine financing transactions, including lease payments, share repurchases and dividend payments, were comparable to the prior year when combined. The Company returned more cash to investors in the current period through increased share repurchase activity and dividend payments, as those activities were newly initiated in the same period of the prior year.
Capital Resources

The following table summarizes our total debt:

(in millions)	December 31, 2019	March 31, 2019
Short-term debt and current maturities of long-term debt	$88	$80
Long-term debt, net of current maturities	2,294	2,297
Total debt	$2,382	$2,377

The increase in total debt as of December 31, 2019, as compared to total debt as of March 31, 2019, resulted primarily from net revolver borrowings to partially fund the Knight Point acquisition, acquired Knight Point debt and debt-funded equipment purchases, partially offset by scheduled principal payments. At December 31, 2019, $700 million was available under our Revolving Credit Facility. We were in compliance with all financial covenants associated with our borrowings as of December 31, 2019. For more information on our debt, see Note 9 – “Debt” to the financial statements.

The following table summarizes our capitalization ratios:

(in millions)	December 31, 2019	March 31, 2019
Total debt and finance leases	$2,653	$2,682
Cash and cash equivalents	69	88
Net debt(1)	$2,584	$2,594

Total debt and finance leases	$2,653	$2,682
Total stockholders’ equity	2,206	2,162
Total capitalization	$4,859	$4,844

Debt-to-total capitalization	55%	55%
Net debt-to-total capitalization(1)	53%	54%
(1) Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The net debt-to-total capitalization as of December 31, 2019 is consistent with March 31, 2019, even as the Company funded the acquisition of Knight Point, driven by strong operating results while meeting scheduled debt obligations and returning value to stockholders.

Interest Rate Swaps

We use interest rate swaps to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with our floating interest rate debt. The interest rate swaps effectively convert our floating interest rate debt into fixed interest rate debt. Each swap agreement is designated as a cash flow hedge. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR. At December 31, 2019, one-month LIBOR was 1.76%. The net receipt or payment from the interest rate swap agreements is included in the statements of operations as interest expense.
The following table summarizes our interest rate swaps at December 31, 2019:

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

At the end of the third quarter of fiscal year 2020, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators, and, therefore, it was unnecessary to perform an interim goodwill impairment test as of December 31, 2019.

Subsequently, the U.S. Navy announced on February 5, 2020 that Perspecta was not awarded the SMIT contract, the re-compete of the NGEN contract currently held by the Company. The NGEN contract currently expires on September 30, 2020, with three one-month options that may be exercised by the U.S. Navy. We have requested and will receive a post-award debriefing from the agency providing the basis for the selection decision and contract award on February 24, 2020. The Company will assess next steps with respect to the award decision at that time. In connection with the April 1, 2017 merger of Computer Sciences Corporation with the Enterprise Services business of HPE to form DXC, the reporting unit with the NGEN contract was allocated $623 million of goodwill and $299 million of intangible assets ($236 million of net book value as of December 31, 2019). We are evaluating the impact this contract loss has on the existing carrying value of the reporting unit, and in connection with filing this report, management determined that an impairment charge will be required as a result of the U.S. Navy’s decision. Based on our current estimates, we expect to incur a non-cash, pre-tax impairment charge of approximately $860 million primarily related to goodwill and intangible assets in the fourth quarter of fiscal year 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended December 31, 2019.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On June 1, 2018, our Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. The following table provides information on a monthly basis for the quarter ended December 31, 2019 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
October 1, 2019 to October 31, 2019	248,130	$25.81	248,130	$302
November 1, 2019 to November 30, 2019	170,887	$27.37	170,887	$297
December 1, 2019 to December 31, 2019	72,909	$26.95	72,909	$295
Total	491,926	$26.52	491,926

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In connection with not being awarded the SMIT contract, the re-compete of the NGEN contract currently held by the Company, the Company expects to incur a non-cash, pre-tax impairment charge of approximately $860 million in the fourth quarter of fiscal year 2020 to one of our reporting units. For more information, refer to Note 17 – “Subsequent Events” in the Notes to Condensed Consolidated Combined Financial Statements (unaudited) included in Part I, Item 1 “Financial Statements (unaudited)” of this Quarterly Report on Form 10‑Q, which is incorporated by reference in this Item 5.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1*	Section 906 Certification of the Chief Executive Officer
32.2*	Section 906 Certification of the Chief Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

* Furnished, not filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perspecta Inc.

Date:	February 12, 2020	By:	/s/ William G. Luebke
		Name:	William G. Luebke
		Title:	Senior Vice President, Principal Accounting Officer and Controller