Form 10-Q
period 2020-07-03
Perspecta Inc.
filed 2020-08-07
CIK 1724670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2020
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

160,758,079 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PERSPECTA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Fiscal Quarters Ended
(in millions, except per share amounts)	July 3, 2020	June 30, 2019
Revenue	$1,108	$1,107

Costs of services	899	836
Selling, general and administrative	62	72
Depreciation and amortization	96	101
Restructuring costs	18	2
Separation, transaction and integration-related costs	15	19
Interest expense, net	30	35
Other (income) expense, net	(15)	—
Total costs and expenses	1,105	1,065

Income before taxes	3	42
Income tax expense	6	11
Net (loss) income	$(3)	$31

(Loss) earnings per common share:
Basic	$(0.02)	$0.19
Diluted	$(0.02)	$0.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Fiscal Quarters Ended
(in millions)	July 3, 2020	June 30, 2019
Net (loss) income	$(3)	$31
Other comprehensive (loss) income, net of taxes:
Change in net unrealized losses on cash flow hedges:
Net unrealized losses arising during the period, net of tax effect of $2, and $6	(7)	(19)
Net losses reclassified to earnings, net of tax effect of $2, and $0	7	1
Other comprehensive loss, net of taxes	—	(18)
Comprehensive (loss) income	$(3)	$13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share and share amounts)	July 3, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$122	$147
Receivables, net of allowance for doubtful accounts of $1 and $1	566	513
Other receivables	33	45
Prepaid expenses	62	81
Other current assets	78	101
Total current assets	861	887
Property and equipment, net of accumulated depreciation of $220 and $193	299	307
Goodwill	2,701	2,671
Intangible assets, net of accumulated amortization of $566 and $515	1,149	1,193
Other assets	320	347
Total assets	$5,330	$5,405
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$89	$89
Current finance lease obligations	106	111
Current operating lease obligations	38	39
Accounts payable	158	218
Accrued payroll and related costs	174	142
Accrued expenses	459	385
Other current liabilities	85	73
Total current liabilities	1,109	1,057
Long-term debt, net of current maturities	2,213	2,283
Non-current finance lease obligations	123	136
Non-current operating lease obligations	126	129
Deferred tax liabilities	99	114
Other long-term liabilities	312	329
Total liabilities	3,982	4,048
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 166,470,396 and 166,219,561 shares issued; 160,757,423 and 160,583,052 shares outstanding	2	2
Additional paid-in capital	2,262	2,266
Accumulated deficit	(716)	(713)
Accumulated other comprehensive loss	(69)	(69)
Treasury shares at cost, 5,712,973 shares and 5,636,509 shares	(131)	(129)
Total shareholders’ equity	1,348	1,357
Total liabilities and shareholders’ equity	$5,330	$5,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2020	166,220	$2	$2,266	$(713)	$(69)	$(129)	$1,357
Net loss	—	—	—	(3)	—	—	(3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—
Share-based compensation	—	—	7	—	—	—	7
Repurchases of common stock	—	—	—	—	—	—	—
Stock option exercises and other common stock transactions	250	—	—	—	—	(2)	(2)
Dividends declared ($0.07 per common share)	—	—	(11)	—	—	—	(11)
Balance at July 3, 2020	166,470	$2	$2,262	$(716)	$(69)	$(131)	$1,348

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2019	165,845	$2	$2,242	$2	$(23)	$(61)	$2,162
Net income	—	—	—	31	—	—	31
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	(18)
Share-based compensation expense	—	—	5	—	—	—	5
Repurchases of common stock	—	—	—	—	—	(15)	(15)
Stock option exercises and other common stock transactions	42	—	—	—	—	—	—
Dividends declared ($0.06 per common share)	—	—	—	(10)	—	—	(10)
Balance at June 30, 2019	165,887	$2	$2,247	$23	$(41)	$(76)	$2,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Fiscal Quarters Ended
(in millions)	July 3, 2020	June 30, 2019
Cash flows from operating activities:
Net (loss) income	$(3)	$31
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	96	101
Share-based compensation	7	5
Deferred income taxes	(16)	(8)
Loss on sale or disposal of assets, net	7	8
Other non-cash charges, net	4	1
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(18)	55
Prepaid expenses and other current assets	24	31
Accounts payable, accrued expenses and other current liabilities	38	(26)
Deferred revenue and advanced contract payments	1	(13)
Income taxes payable and liability	(1)	—
Other assets and liabilities, net	(7)	—
Net cash provided by operating activities	132	185
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(53)	—
Proceeds from sale of assets	9	—
Purchases of property, equipment and software	(15)	(1)
Payments for outsourcing contract costs	—	(1)
Net cash used in investing activities	(59)	(2)
Cash flows from financing activities:
Principal payments on long-term debt	(26)	(22)
Payments on revolving credit facility	(50)	—
Payments on finance lease obligations	(28)	(35)
Repurchases of common stock	—	(15)
Repurchases of common stock to satisfy tax withholding obligations	(2)	—
Dividends paid	(10)	(8)
Net cash used in financing activities	(116)	(80)
Net change in cash and cash equivalents, including restricted	(43)	103
Cash and cash equivalents, including restricted, at beginning of period	221	99
Cash and cash equivalents, including restricted, at end of period	178	202
Less restricted cash and cash equivalents included in other current assets	56	23
Cash and cash equivalents at end of period	$122	$179
Supplemental cash flow disclosures:
Interest paid, net	$28	$32
Income taxes paid (refunded), net	—	(3)
Supplemental schedule of non-cash investing and financing activities:
Leased assets acquired through finance lease obligations	$10	$22
Leased assets acquired through operating lease obligations	9	—
Dividends declared but not yet paid	11	10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 – Overview and Basis of Presentation

Background

Perspecta Inc. (“Perspecta,” “the Company,” “we,” “us,” and “our”) is a leading provider of end-to-end enterprise information technology (“IT”), mission, and operations-related services across the United States (“U.S.”) federal government to the Department of Defense (“DoD”), the intelligence community, and homeland security, civilian and health care agencies, as well as to certain state and local government agencies through two reportable segments: (1) Defense and Intelligence, which provides services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies, and (2) Civilian and Health Care, which provides services to the Departments of Homeland Security, Justice, and Health and Human Services, as well as other federal civilian and state and local government agencies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Effective April 1, 2020, Perspecta’s fiscal year was modified to end on the Friday nearest March 31 of each year, with each fiscal year generally comprised of four thirteen-week fiscal quarters ending on the Friday nearest the end of calendar months June, September, December and March. As a result, fiscal year 2021 will contain 52 weeks and three days beginning April 1, 2020 and ending April 2, 2021, and this Quarterly Report on Form 10-Q covers the period beginning April 1, 2020 and ending July 3, 2020.

Principles of Consolidation and Combination

The unaudited condensed consolidated financial statements as of and for the fiscal quarters ended July 3, 2020 and June 30, 2019 reflect the financial position and results of operations of the Company and its consolidated subsidiaries.

In the opinion of management of the Company, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations and cash flows.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Amounts subject to significant judgment and/or estimates include, but are not limited to, determining the fair value of assets acquired and liabilities assumed, the evaluation of impairment of goodwill and other long-lived intangible assets, costs to complete fixed-price contracts, fair value, certain deferred costs, valuation allowances on deferred tax assets, loss accruals for litigation, and inputs used for computing shared-based compensation and pension related liabilities. These estimates are based on management’s best knowledge of historical experience, current events, and various other assumptions that management considers reasonable under the circumstances.

Reclassifications

Certain prior period balances in the accompanying financial statements have been reclassified to conform to the current period presentation, including the separate reporting of non-current operating lease obligations in the accompanying condensed consolidated balance sheets. These reclassifications had no impact on total assets, total liabilities, total equity, income before taxes or net (loss) income.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance, along with related amendments, changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Perspecta adopted the standard on April 1, 2020. The adoption of ASU 2016-13 did not have a material impact on Perspecta’s financial statements given the Company’s historically high collection results due to a concentration of receivables with the U.S. government.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350- 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 provides guidance for determining when a cloud computing arrangement includes a software license and makes changes to the requirements for capitalizing implementation costs incurred in a hosting arrangement that is as a service contract. The Company adopted ASU 2018-15 on April 1, 2020 and will apply it to implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 has not had a material impact thus far, and the future impact on Perspecta's financial statements and disclosures will depend on the volume of cloud-based solutions implemented.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional expedients and exceptions to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The optional expedients may be applied to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 and may be adopted using a prospective approach through December 31, 2022. The guidance in ASU 2020-04 is expected to have an impact on hedge designation as contract modifications and other changes occur while LIBOR is phased out, but is not expected to have a material impact on Perspecta’s financial statements. The Company is evaluating the expedients and reviewing its financial contracts that utilize LIBOR as the reference rate and will continue its assessment during the LIBOR transition period.

Recently Issued Accounting Pronouncements Not Yet Adopted

Other recently issued ASUs effective after July 3, 2020 are not expected to have a material impact on Perspecta’s financial statements.

Note 3 – Acquisitions

DHPC Technologies, Inc. Acquisition

On May 1, 2020, Perspecta completed the acquisition of DHPC Technologies, Inc. (“DHPC”), a U.S. developer of electronic warfare technologies with market-leading technical solutions and a solid, proven reputation with Army customers. The purchase consideration was approximately $53 million in cash, subject to customary purchase price adjustments. The Company recognized preliminary fair values of the assets acquired and liabilities assumed and allocated approximately $30 million to goodwill and $20 million to intangible assets, reported in the Defense and Intelligence segment. The intangible assets consist primarily of program assets of $18 million and backlog of $2 million. The estimated fair value attributed to intangible assets is being amortized on an accelerated basis over 20 years for program assets and one year for backlog. The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. All of the value attributed to goodwill and intangible assets is deductible for income tax purposes. The fair values of assets acquired and liabilities assumed are preliminary and based on a valuation using estimates and assumptions that are subject to change, which could result in changes to the purchase price allocation. The fair values of the assets acquired and liabilities assumed and the results of operations are not material to the operations of Perspecta. The final purchase price allocation is expected to be completed during fiscal year 2021.

The results of operations of DHPC have been included in the statements of operations beginning May 1, 2020. Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated results of operations. The acquisition was considered an asset purchase for tax purposes.

Knight Point Systems, LLC

On July 31, 2019, Perspecta acquired all of the equity interests of Knight Point Systems, LLC (“Knight Point”) for $250 million plus customary purchase price adjustments, initially estimated at a total of $265 million and subsequently finalized at $264 million. Knight Point delivers end-to-end managed services and solutions focused on modernizing IT systems, protecting critical networks and driving digital transformation to improve customer transparency and operational efficiency. Knight Point leverages a portfolio of intellectual property to solve complex customer challenges in cloud, cybersecurity and agile development and operations environments.

The Company completed the purchase accounting for the Knight Point acquisition in the first quarter of fiscal year 2021, and made no material changes to the fair values of assets acquired and liabilities assumed reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
The results of operations of Knight Point have been included in the statements of operations beginning August 1, 2019. Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated results of operations. The acquisition was considered an asset purchase for tax purposes.

Note 4 – Revenue

Disaggregated Revenue

Revenue by contract type was as follows:

	Fiscal Quarter Ended July 3, 2020			Fiscal Quarter Ended June 30, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$321	$52	$373	$268	$26	$294
Fixed-price	379	202	581	372	214	586
Time-and-materials	76	78	154	112	115	227
Total	$776	$332	$1,108	$752	$355	$1,107

Revenue as a prime or subcontractor was as follows:

	Fiscal Quarter Ended July 3, 2020			Fiscal Quarter Ended June 30, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$727	$307	$1,034	$708	$323	$1,031
Subcontractor	49	25	74	44	32	76
Total	$776	$332	$1,108	$752	$355	$1,107

Revenue by customer type was as follows:

	Fiscal Quarter Ended July 3, 2020			Fiscal Quarter Ended June 30, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
U.S. federal government, including independent agencies	$773	$273	$1,046	$748	$292	$1,040
Non-federal (state, local and other)	3	59	62	4	63	67
Total	$776	$332	$1,108	$752	$355	$1,107

Performance Obligations

As of July 3, 2020, approximately $3.78 billion of revenue is expected to be recognized from remaining unsatisfied performance obligations on executed contracts. The Company expects to recognize approximately 78% of these remaining performance obligations as revenue within 12 months and approximately 88% within 24 months, with the remainder recognized thereafter.

Contract Balances

Contract assets and contract liabilities were as follows:

(in millions)	Balance Sheets Line Item	July 3, 2020	March 31, 2020
Contract assets:
Unbilled receivables	Receivables, net of allowance for doubtful accounts	$396	$341
Contract liabilities:
Current portion of deferred revenue and advance contract payments	Other current liabilities	$31	$25
Non-current portion of deferred revenue and advance contract payments	Other long-term liabilities	$—	$2

Contract assets increased $55 million during the fiscal quarter ended July 3, 2020, primarily due to the timing of billings. There were no significant impairment losses related to the Company’s contract assets during the fiscal quarter ended July 3, 2020.

Contract liabilities increased $4 million during the fiscal quarter ended July 3, 2020, primarily due to payments received in excess of revenue recognized. During the fiscal quarter ended July 3, 2020, the Company recognized $14 million of the deferred revenue and advance contract payments at March 31, 2020 as revenue. During the fiscal quarter ended June 30, 2019, the Company recognized $24 million of the deferred revenue and advance contract payments at April 1, 2019 as revenue.

Note 5 – (Loss) Earnings Per Share

Basic (loss) earnings per common share (“EPS”) is computed using the weighted average number of shares of common stock outstanding. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and vesting of other equity awards. Diluted loss per common share for the fiscal quarter ended July 3, 2020 did not include the impact of potentially dilutive equity awards because the result would have been anti-dilutive. There were no significant anti-dilutive equity awards excluded from the calculation of EPS for the fiscal quarter ended June 30, 2019.

The following table reflects the calculation of basic and diluted EPS:

	Fiscal Quarters Ended
(in millions, except per share amounts)	July 3, 2020	June 30, 2019
Net (loss) income	$(3)	$31
Common share information:
Basic weighted average common shares outstanding	160.64	162.80
Dilutive effect of equity awards	—	0.49
Diluted weighted average common shares outstanding	160.64	163.29
(Loss) earnings per common share:
Basic	$(0.02)	$0.19
Diluted	$(0.02)	$0.19

Note 6 – Sale of Receivables

During the fiscal quarters ended July 3, 2020 and June 30, 2019, we sold $886 million and $690 million, respectively, of billed and unbilled receivables under our accounts receivable sales facility. Collections on sold receivables were $876 million and $658 million during the fiscal quarters ended July 3, 2020 and June 30, 2019, respectively. The amounts outstanding at July 3, 2020 and March 31, 2020 were $265 million and $255 million, respectively. As of July 3, 2020 and March 31, 2020, there were $38 million and $63 million, respectively, of cash collected by the Company but not remitted to the financial institutions, which represents restricted cash recorded by the Company within the other current assets caption on the accompanying balance sheets.

Note 7 – Fair Value

The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company’s long-term debt, excluding finance leases and unamortized debt issuance costs, was $2.24 billion and $2.18 billion as of July 3, 2020 and March 31, 2020, respectively, as compared with the gross carrying value of $2.32 billion and $2.39 billion, respectively. If measured at fair value, long-term debt, excluding finance lease obligations, would be classified in Level 2 of the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are reduced to fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the fiscal quarters ended July 3, 2020 or June 30, 2019.

Note 8 – Derivative Instruments

In the normal course of business, the Company is exposed to interest rate fluctuations. As part of its risk management strategy, the Company uses derivative instruments, primarily interest rate swaps, to hedge certain interest rate exposures. The Company’s objective is to add stability to interest expense and to manage its exposure to movements in market interest rates. The Company does not use derivative instruments for trading or any speculative purpose. The Company’s derivative instruments are designated as cash flow hedges, and therefore, all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings.

As of July 3, 2020, the Company had interest rate swap agreements with a total notional amount of $2.50 billion. The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive (loss) income was less than $1 million gross and net of tax for the fiscal quarter ended July 3, 2020. The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive loss was $24 million ($18 million, net of tax) for the fiscal quarter ended June 30, 2019. We reclassified $9 million ($7 million, net of tax) and $1 million ($1 million, net of tax) from AOCL into earnings during the fiscal quarters ended July 3, 2020 and June 30, 2019, respectively. As of July 3, 2020, we expect amounts of approximately $41 million pertaining to cash flow hedges to be reclassified from AOCL into earnings over the next 12 months.

All derivatives are recorded at fair value on a recurring basis. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as Level 2 inputs. The gross fair value of our derivative liabilities in interest rate swaps designated for hedge accounting were as follow:

(in millions)	Balance Sheets Line Item	July 3, 2020	March 31, 2020
Derivative liabilities:
Interest rate swaps	Other current liabilities	$40	$37
Interest rate swaps	Other liabilities	48	50
Total derivative liabilities		$88	$87

Note 9 – Debt
The following is a summary of the Company’s outstanding debt:

(in millions)	Interest Rates	Maturities	July 3, 2020	March 31, 2020
Revolving Credit Facility	LIBOR + 1.50%	August 2024	$—	$50
Term Loan A Facilities (Tranche 1)	LIBOR + 1.375%	August 2022	200	200
Term Loan A Facilities (Tranche 2)	LIBOR + 1.50%	August 2024	1,531	1,552
Term Loan B Facility	LIBOR + 2.25%	May 2025	490	491
Subtotal senior secured credit facilities			2,221	2,293
Other secured borrowings	Various	Various	15	12
Total secured debt			2,236	2,305
Other unsecured borrowings	Various	Various	15	18
Senior unsecured EDS Notes	7.45%	October 2029	66	66
Total debt			2,317	2,389
Less: current maturities of long-term debt, net(1)			(89)	(89)
Less: unamortized debt issuance costs and premiums, net(2)			(15)	(17)
Total long-term debt, net of current maturities			$2,213	$2,283
(1) Current maturities of long-term debt are presented net of $6 million of debt issuance costs as of July 3, 2020 and March 31, 2020 associated with the Term Loan A Facilities and Term Loan B Facility.
(2) Includes $10 million and $11 million of unamortized premiums as of July 3, 2020 and March 31, 2020, respectively, on the assumed Electronic Data Systems Corporation (“EDS”) Notes.

Expected maturities of long-term debt are as follows:

Fiscal Year	(in millions)
Remainder of fiscal year 2021	$72
2022	96
2023	294
2024	93
2025	1,230
Thereafter	532
Total	$2,317

Note 10 – Leases

The components of lease expense were as follows:

		Fiscal Quarters Ended
(in millions)	Statement of Operations Line Item(s)	July 3, 2020	June 30, 2019
Finance lease expense
Amortization of leased assets	Depreciation and amortization	$27	$36
Interest on lease obligations	Interest expense, net	4	5
Total finance lease expense		31	41
Operating lease expense	Cost of services and selling, general and administrative	11	14
Variable lease expense	Cost of services and selling, general and administrative	3	2
Sublease income	Cost of services and selling, general and administrative	(1)	(1)
Total lease expense, net		$44	$56

The weighted average remaining lease terms and discount rates were as follows:

	July 3, 2020	June 30, 2019
Weighted average remaining lease term (in years):
Finance leases	2.6	2.6
Operating leases	5.5	3.2
Weighted average discount rate:
Finance leases	6.19%	6.93%
Operating leases	4.40%	4.60%

As of July 3, 2020, future minimum lease payments required to be made under leases were as follows:

Fiscal Year (in millions)	Operating Leases	Finance Leases
Remainder of fiscal year 2021	$35	$93
2022	37	85
2023	32	45
2024	22	18
2025	18	6
Thereafter	42	—
Total minimum lease payments	186	247
Less: Amount representing interest	(22)	(18)
Present value of net minimum lease payments	$164	$229

As of July 3, 2020, the Company has aggregate rent obligations of $26 million for operating leases and $3 million for finance leases, for leases that have not commenced, with terms ranging from one to eight years.

In response to the coronavirus disease 2019 (“COVID-19”) pandemic, we implemented telework initiatives in the fourth quarter of fiscal year 2020. Due to the success of those initiatives and a decision to utilize increased telework arrangements, we evaluated our real estate footprint during the fiscal quarter ended July 3, 2020 and implemented a facility rationalization restructuring plan, identifying 20 facilities that would no longer be utilized. Restructuring charges of $18 million were recognized, including $15 million of right-of-use assets that were abandoned. At July 3, 2020, $16 million of this restructuring liability remained unpaid, primarily included in operating lease obligations.

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

The Company contributed $7 million and $0 to the defined benefit pension and other postretirement benefit plans during the fiscal quarters ended July 3, 2020 and June 30, 2019, respectively. The Company does not expect to contribute during the remainder of fiscal year 2021.

The components of net periodic pension expense (benefit) were:

	Fiscal Quarters Ended
(in millions)	July 3, 2020	June 30, 2019
Service cost	$—	$1
Interest cost	4	4
Expected return on assets	(6)	(7)
Net periodic pension benefit	$(2)	$(2)

Net periodic benefit cost for the Company’s retiree medical plan was not significant for the fiscal quarters ended July 3, 2020 or June 30, 2019.

Note 12 – Income Taxes

The Company’s effective tax rate (“ETR”) was approximately 200% and 26% for the fiscal quarters ended July 3, 2020 and June 30, 2019, respectively. For the fiscal quarter ended July 3, 2020, the primary drivers of our ETR were state income taxes and the reversal of an indemnified tax receivable. For the fiscal quarter ended June 30, 2019, the primary drivers of our ETR were state income taxes and the release of certain indemnified liabilities for unrecognized tax benefits.

On May 31, 2018, Perspecta became an independent company through the consummation of the spin-off of the DXC Technology Company (“DXC”) U.S. Public Sector (“USPS”) business (the “Spin-Off”), and mergers with Vencore Holding Corp. (“Vencore HC”) and KGS Holding Corp. (“KGS HC”) (the “Mergers”). In connection with the Spin-Off, the Company entered into a Tax Matters Agreement (the “TMA”) with DXC which states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. For certain of our tax years ending prior to June 1, 2018, we may have joint and several liability with DXC, Hewlett Packard Enterprise Company (“HPE”) and/or HP Inc. to the Internal Revenue Service (“IRS”) for the consolidated U.S. federal income taxes of DXC or predecessor consolidated groups relating to the taxable periods in which we were part of that group. However, the TMA specifies the portion, if any, of this tax liability for which we would bear responsibility, and DXC agrees to indemnify us against any amounts for which we are not responsible. Except for Vencore HC and KGS HC, the Company is generally only responsible for tax assessments, penalties and interest allocable to periods (or portions of periods) beginning after June 1, 2018. The TMA also provides special rules for allocating tax liabilities in the event the Spin-Off is determined not to be tax-free. Though valid as between the parties, the TMA is not binding on the IRS.

The Company had income tax refunds receivable from the IRS and various state tax authorities of approximately $55 million at July 3, 2020, for which it must remit to DXC under the TMA and has recorded a corresponding payable. The receivable is included in other receivables and other assets and the payable is included in accrued expenses on our balance sheet.

The Company engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. The Company is subject to income tax in the U.S. at the federal and state level and is subject to routine corporate income tax audits in these jurisdictions. The Company’s entities included in the Spin-Off are currently under examination or in appeals in several tax jurisdictions. Tax years remaining open for IRS or state taxing authority review under applicable statutes of limitations are calendar years 2007 and 2008, fiscal year 2010, and fiscal years 2016 and forward. The IRS is not currently examining Vencore HC or KGS HC for any open years, but entities related to these businesses remain open to examination federally and in various state and local jurisdictions.

Note 13 – Shareholders’ Equity

Cash Dividends

During the fiscal quarters ended July 3, 2020 and June 30, 2019, the Board of Directors declared cash dividends to our shareholders of approximately $11 million ($0.07 per common share) and $10 million ($0.06 per common share), respectively. The cash dividends were paid in the fiscal quarter following their declaration.

On August 5, 2020, the Board of Directors declared a dividend of $0.07 per common share payable on October 15, 2020 to common shareholders of record at the close of business on August 26, 2020.

Share Repurchase Program
During the fiscal quarter ended July 3, 2020, the Company did not repurchase any shares of its common stock. The total remaining authorization for future common stock repurchases under the share repurchase program was $275 million as of July 3, 2020.

Share-based Compensation

The Company recognized $7 million and $5 million in share-based compensation expense during the fiscal quarters ended July 3, 2020 and June 30, 2019, respectively. During the fiscal quarter ended July 3, 2020, the Company granted approximately 992 thousand time-based restricted stock units (“RSUs”) and approximately 888 thousand performance-based restricted stock units (“PSUs”). The RSUs and PSUs are valued using the closing price on the trading day of the grant. The weighted average grant date fair value of the RSUs and PSUs granted during the fiscal quarter ended July 3, 2020 was $24.07 and $24.04, respectively.

Note 14 – Segment Information

We operate based on two reportable segments: (1) Defense and Intelligence, and (2) Civilian and Health Care. Our reportable segments and their respective operations are defined as follows:

Defense and Intelligence

Through its Defense and Intelligence business, Perspecta provides cybersecurity, data analytics, digital transformation, information technology modernization, and agile software development as well as technology to support intelligence, surveillance, and reconnaissance services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies.

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

Segment Measures
The following tables summarize operating results regularly provided to the chief operating decision maker by reportable segment:

	Fiscal Quarters Ended
(in millions)	July 3, 2020	June 30, 2019
Revenue
Defense and Intelligence	$776	$752
Civilian and Health Care	332	355
Total revenue	$1,108	$1,107
Segment profit
Defense and Intelligence	$88	$118
Civilian and Health Care	31	33
Total segment profit	$119	$151
Depreciation and amortization
Defense and Intelligence	$24	$25
Civilian and Health Care	11	28
Amortization of acquired intangible assets	61	48
Total depreciation and amortization	$96	$101

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

	Fiscal Quarters Ended
(in millions)	July 3, 2020	June 30, 2019
Total segment profit	$119	$151
Not allocated to segments:
Share-based compensation	(7)	(5)
Amortization of acquired intangible assets	(61)	(48)
Restructuring costs	(18)	(2)
Separation, transaction and integration-related costs	(15)	(19)
Interest expense, net	(30)	(35)
Other income and expense, net	15	—
Income before taxes	$3	$42

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Note 15 – Commitments and Contingencies

The Company is a party to or has responsibility under various lawsuits, claims, investigations and proceedings involving disputes or potential disputes related to commercial, employment and regulatory matters that arise in the ordinary course of business. The Separation and Distribution Agreement (the “SDA”) between Perspecta and DXC includes provisions that allocate liability and financial responsibility for litigation involving DXC and the Company and that provide for cross-indemnification of the parties for liabilities a party may incur that are allocated to the other party under the SDA. In addition, under the SDA, DXC and the Company have agreed to cooperate with each other in managing litigation that relates to both parties’ businesses. The SDA also contains provisions that allocate liability and financial responsibility for such litigation. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. The Company believes it has recorded adequate provisions for any such matters and, as of July 3, 2020, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

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

Commitments

In connection with the Spin-Off, the Company was obligated to purchase or license from DXC a specified amount of products and services each year for a two-year period ending July 31, 2020 (“Annual Minimum Purchase Amounts”). If the Company, however, has not met or exceeded the Annual Minimum Purchase Amounts by that date, it must pay DXC the amount of the shortfall. The combined two-year Annual Minimum Purchase Amounts commitment totals approximately $141 million. In October 2019, the Company submitted a demand for arbitration claiming, among other things, that DXC breached its obligations under the relevant Spin-Off agreements by failing to properly apply credit against the Annual Minimum Purchase Amounts for eligible items purchased by the Company. That dispute relating to the appropriate crediting of eligible purchases involves approximately half of the total two-year Annual Minimum Purchase Amounts. The relevant agreements require such disagreements to be treated in a confidential manner through executive escalation, mediation and binding arbitration. Based on the status of the arbitration, we currently are unable to predict the impact of any resolution of this matter. Notwithstanding the arbitration claims, the Company would be obligated to pay DXC any amount of shortfall not addressed in or otherwise subject to the arbitration or covered by other possible defenses.

Guarantees

The Company uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies, which are cash collateralized. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The Company’s stand-by letters of credit outstanding were less than $1 million as of July 3, 2020. As of July 3, 2020, the Company had $40 million in outstanding surety bonds, of which $7 million expire in fiscal year 2021, and $33 million expire in fiscal year 2022.

Note 16 – Subsequent Events

On August 5, 2020, the Company’s shareholders approved the Perspecta Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and has been allocated 5,000,000 shares. The purchase price is initially 95% of fair market value of our common stock on the purchase date, and in any event will never be lower than the lower of 85% of fair market value of our common stock on the grant date or the purchase date. The first quarterly offering period under the ESPP is expected to begin on or after October 1, 2020 and end on or after December 31, 2020.

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

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, prospects, operating efficiencies or synergies, competitive position, growth opportunities, share repurchases, dividend payments, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•various risks related to health epidemics, pandemics and similar outbreaks, such as the COVID-19 pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows;
•any issue that compromises our relationships with the U.S. federal government, or any state or local governments, or damages our professional reputation;
•changes in the U.S. federal, state and local governments’ spending and mission priorities that shift expenditures away from agencies or programs that we support;
•any delay in completion of the U.S. federal government’s budget process;
•failure to comply with numerous laws, regulations and rules, including regarding procurement, anti-bribery and organizational conflicts of interest;
•failure by us or our employees to obtain and maintain necessary security clearances or certifications;
•our ability to compete effectively in the competitive bidding process and delays, contract terminations or cancellations caused by competitors’ protests of major contract awards received by us;
•our ability to accurately estimate or otherwise recover expenses, time and resources for our contracts;
•problems or delays in the development, delivery and transition of new products and services or the enhancement of existing products and services to meet customer needs and respond to emerging technological trends;
•failure of third parties to deliver on commitments under contracts with us;
•misconduct or other improper activities from our employees or subcontractors;
•delays, terminations or cancellations of our major contract awards, including as a result of our competitors protesting such awards;
•failure of our internal control over financial reporting to detect fraud or other issues;
•failure or disruptions to our systems, due to cyber-attack, service interruptions or other security threats;
•failure to be awarded task orders under our indefinite delivery/indefinite quantity (“ID/IQ”) contracts;
•changes in government procurement, contract or other practices or the adoption by the government of new laws, rules and regulations in a manner adverse to us;
•uncertainty from the expected discontinuance of the London Interbank Offered Rate (“LIBOR”) and transition to any other interest rate benchmark; and
•the other factors described in Part I, Item 1A “Risk Factors” of Perspecta’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this document and with our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

The statements in this discussion regarding industry outlook, expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” Some of these risks and uncertainties include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as updated periodically through our subsequent quarterly reports on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

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

In addition to providing substantial benefits through increased efficiencies and capabilities, we believe demand for our services is also driven by the technological advances that already reinvented commercial industries, which are now exerting a similar evolutionary effect on government customers. In response to these pressures, we believe government customers are increasingly turning to outside partners, such as Perspecta, to help guide them through their digital transformation.

We believe our breadth of contracts and customers in the U.S. government, and our longstanding history of having partnered with our public sector customers for more than 50 years via our legacy companies, provides us with a competitive advantage. For example, we have existing contracts with a range of public sector entities including the DoD, the U.S. Department of Veterans Affairs, to the U.S. Postal Service, the U.S. Food and Drug Administration and large state and local government customers such as the county of San Diego, California. Based on this breadth of experience and our expertise, we believe we are well positioned to help our U.S. government customers continue their ongoing digital transformation journey.

Perspecta became an independent company following consummation of the Spin-Off from DXC on May 31, 2018. On October 29, 2019, the Company filed for arbitration against DXC to resolve certain disputed items related to the Spin-Off. After completion of the Spin-Off, the Company began assessing the respective rights, responsibilities and obligations of DXC and the Company under the SDA and other related Spin-Off agreements. Based on this assessment, and in accordance with the provisions of the agreements, the Company disputed certain transactions that were effected by DXC in connection with the Spin-Off. The Company has been addressing these matters with DXC pursuant to the terms of the SDA, including its confidentiality provisions and dispute resolution provisions that require executive escalation, mediation and binding arbitration. Based on the status of the arbitration, we currently are unable to predict the impact of any resolutions of these matters on the Company.

Acquisition

On May 1, 2020, Perspecta completed the acquisition of DHPC, a U.S. developer of electronic warfare technologies with market-leading technical solutions and a solid, proven reputation with Army customers. The purchase consideration was approximately $53 million in cash, subject to customary purchase price adjustments. See Note 3 – “Acquisitions” to the financial statements for additional details.

Segments and Services

Our reportable segments are (1) Defense and Intelligence, which provides services to the DoD, intelligence community, branches of the U.S. Armed Forces, and other DoD agencies, and (2) Civilian and Health Care, which provides services to the Departments of Homeland Security, Justice, and Health and Human Services, as well as other federal civilian and state and local government agencies. Segment information is included in Note 14 – “Segment Information” to the financial statements.

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

The estimated value of our TCV backlog as of July 3, 2020 was as follows:

(in millions)	Funded Backlog	Unfunded Backlog	Total TCV Backlog
Defense and Intelligence	$1,062	$7,394	$8,456
Civilian and Health Care	831	4,236	5,067
Total backlog	$1,893	$11,630	$13,523

The contract awards during the fiscal quarters ended July 3, 2020 and June 30, 2019 were as follows:

	Fiscal Quarters Ended
(in millions)	July 3, 2020	June 30, 2019
Defense and Intelligence	$863	$669
Civilian and Health Care	313	332
Total contract awards	$1,176	$1,001

Results of Operations

Impact of the COVID-19 Pandemic

The fourth quarter of fiscal year 2020 marked the beginning of the COVID-19 pandemic in the United States, and the pandemic has continued through the first quarter of fiscal year 2021. Due to the mission-critical nature of the majority of our business, substantially all of the services we provide to our government customers have been considered essential services, which has allowed them to continue, and the Company has maintained its workforce near full capacity. For the fiscal quarter ended July 3, 2020, the overall impact of the COVID-19 pandemic on our results of operations was approximately $23 million lower revenue and a liquidity benefit due to a $20 million deferral of payroll tax payments afforded by the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, discussed below. We continue to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.

We are continuing to monitor the ongoing COVID-19 pandemic. We have experienced and expect to continue to experience certain disruptions in our operations and impact to our workforce and subcontractor workforce due to illness, quarantines, shelter-in-place orders, closures of our facilities, closures of our customers’ facilities and other restrictions or government actions in connection with the COVID-19 pandemic. At the outset of the pandemic, we deployed our Crisis and Business Continuity Plan, which provides an integrated and coordinated crisis management and continuity of operations framework for all personnel during a crisis, and we have implemented new protocols including telework or other means of remote work for our employees. With respect to our impacted programs that, by their nature, cannot be supported remotely, we have accommodated those customers who have implemented shiftwork or other mitigation protocols by maintaining our workforce in a “mission ready” state such that the workforce is able to mobilize in a timely manner.

On March 27, 2020, the CARES Act was enacted. The CARES Act is a $2 trillion stimulus package meant to combat the economic impacts of the COVID-19 pandemic. The CARES Act includes a provision under which government contractors can seek reimbursement for amounts related to keeping the employee base in a ready state during disruptions such as closed facilities, reduced work schedules or mandated quarantines to support social distancing. In these situations, we are able to recover our costs associated with this ready state workforce, but we are not able to bill any associated fee. The relevant provision of the CARES Act is in effect until September 30, 2020. We continue to evaluate this and other provisions of the CARES Act, as well as any other legislative or regulatory initiatives that seek to address the impact of the COVID-19 pandemic on our business.

For additional discussion of the risks associated with the COVID-19 pandemic, see Part I, Item 1A “Risk Factors” of our
Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Selected Results of Operations

Selected financial information is presented in the tables below:

	Fiscal Quarters Ended		Change
(in millions, except per share amounts)	July 3, 2020	June 30, 2019	$	%
Revenue	$1,108	$1,107	$1	—%
Total costs and expenses	1,105	1,065	40	4%
Income before income taxes	3	42	(39)	(93)%
Income tax expense	6	11	(5)	(45)%
Net (loss) income	$(3)	$31	$(34)	(110)%

Diluted (loss) earnings per share	$(0.02)	$0.19

Revenue

Revenue by segment for the fiscal quarters ended July 3, 2020 and June 30, 2019 was:

	Fiscal Quarters Ended		Change
(in millions)	July 3, 2020	June 30, 2019	$	%
Defense and Intelligence	$776	$752	$24	3%
Civilian and Health Care	332	355	(23)	(6)%
Total	$1,108	$1,107	$1	—%

Defense and Intelligence Segment

Our Defense and Intelligence segment revenue during the fiscal quarter ended July 3, 2020 increased by $24 million, or 3%, as compared to the comparable period of the prior year primarily due to new business wins coupled with growth on existing programs.

Civilian and Health Care Segment

Our Civilian and Health Care segment revenue during the fiscal quarter ended July 3, 2020 decreased by $23 million, or 6%, as compared to the comparable period of the prior year primarily due to the completion and wind down of certain programs in the second quarter of fiscal year 2020.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Fiscal Quarters Ended		Percentage of Revenue		Change
(in millions)	July 3, 2020	June 30, 2019	July 3, 2020	June 30, 2019	$	%
Costs of services	$899	$836	81%	76%	$63	8%
Selling, general and administrative	62	72	6%	7%	(10)	(14)%
Depreciation and amortization	96	101	9%	9%	(5)	(5)%
Restructuring costs	18	2	2%	—%	16	800%
Separation, transaction and integration-related costs	15	19	1%	2%	(4)	(21)%
Interest expense, net	30	35	3%	3%	(5)	(14)%
Other (income) expense, net	(15)	—	(1)%	—%	(15)	NM
Total costs and expenses	$1,105	$1,065	100%	96%	$40	4%

Costs of Services

For the fiscal quarter ended July 3, 2020, costs of services as a percentage of revenue was 81%, as compared to 76% for the comparable period of the prior year. Margins were negatively impacted by the inability to bill fee on our mission ready workforce idled by COVID-19, the completion and wind down of certain fixed price programs in the prior fiscal year and start-up costs associated with new contract wins, partially offset by continued focus on cost discipline and program management of our portfolio. Our cost-reimbursable and time-and-materials contracts typically have consistent margins, whereas the margin on our fixed price contracts is dependent upon management’s ability to control the costs of providing the services. We expect our contract mix to remain relatively stable over the long term.

Selling, General and Administrative

Selling, general and administrative expense (“SG&A”) was $62 million for the fiscal quarter ended July 3, 2020, as compared to $72 million for the comparable period of the prior year. SG&A as a percentage of revenue for the fiscal quarter ended July 3, 2020 was 6%, as compared to 7% for the comparable period of the prior year, with the decrease in the current fiscal year primarily due to indirect cost management.

Depreciation and Amortization

Depreciation and amortization expense was $96 million for the fiscal quarter ended July 3, 2020, as compared to $101 million for the comparable period of the prior year. The $5 million decrease during the fiscal quarter ended July 3, 2020 was primarily attributed to scheduled depreciation and amortization.

Restructuring Costs

During the three months ended July 3, 2020, restructuring costs were $18 million, as compared with $2 million during the comparable period of the prior year. See Note 10 – “Leases” for a description of the facility rationalization restructuring plan that was implemented during the three months ended July 3, 2020.

Interest Expense, Net

Interest expense, net for the fiscal quarter ended July 3, 2020 was $30 million, as compared to $35 million during the comparable period of the prior year. The decrease of $5 million in interest expense for the fiscal quarter ended July 3, 2020 was primarily attributed to a lower LIBOR rate during the current period.

Other (Income) Expense, Net

Other income, net for the fiscal quarter ended July 3, 2020 was $15 million, as compared to an insignificant net amount during the comparable period of the prior year. Other expense, net for the fiscal quarter ended July 3, 2020 included a $7 million reduction of a DXC indemnification liability related to an income tax receivable. The corresponding income tax receivable was reduced by the same amount, resulting in a $7 million increase to income tax expense as discussed below. Other (income) expense, net for the fiscal quarter ended June 30, 2019 included a $6 million reduction of a DXC indemnification receivable related to a liability for uncertain tax positions. The corresponding tax reserves were reduced by the same amount, resulting in a $6 million reduction of income tax expense in accordance with ASC Topic 740, Income Taxes. Other (income) expense, net for both fiscal quarters ended July 3, 2020 and June 30, 2019 also included certain components of the net periodic pension cost for defined benefit pension plans, equity in earnings of unconsolidated affiliates and other miscellaneous gains and losses.

Taxes

Income tax expense was $6 million for the fiscal quarter ended July 3, 2020, as compared to $11 million for the comparable period of the prior year. Tax expense for the fiscal quarter ended July 3, 2020 included an expense of $7 million for the reduction of an income tax receivable, compared to the fiscal quarter ended June 30, 2019 which included a benefit of $6 million from the reduction of tax reserves. The ETR was approximately 200% for the fiscal quarter ended July 3, 2020, as compared to 26% for the fiscal quarter ended June 30, 2019. For the fiscal quarter ended July 3, 2020, the primary drivers of our ETR were state income taxes and the reversal of an indemnified tax receivable. For the fiscal quarter ended June 30, 2019, the primary drivers of our ETR were state income taxes and the release of certain indemnified liabilities for unrecognized tax benefits.

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

Liquidity and Capital Resources

We pursue a cash management and capital deployment strategy that balances funding our current operating needs with growing our business. Existing cash and cash equivalents and cash generated by operations continue to be our primary sources of liquidity, as well as available borrowings under our Revolving Credit Facility (as defined in Note 10 – “Debt” to the financial statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020) and sales of receivables under a U.S. federal government obligor receivables purchase facility established pursuant to the Master Account Receivable Purchase Agreement (“MARPA Facility”) (as defined in Note 5 – “Receivables” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020).

Our primary cash needs are expected to be for working capital, capital expenditures, acquisitions, the return of cash to shareholders through share repurchases and dividend payments, and other discretionary investments, as well as to service our outstanding indebtedness, including borrowings under our Credit Facilities. Our ability to fund our future operating needs depends, in part, on our ability to continue to generate positive cash flows from operations and, if necessary, raise cash in the capital markets. Based upon our history of generating strong cash flows, it is our belief that we will be able to meet our short-term liquidity and cash needs, including debt servicing, through the combination of cash flows from operating activities, available cash balances, available borrowings under our Revolving Credit Facility and sales of receivables under our MARPA Facility. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities, although there can be no assurance that we will able to obtain such financing on acceptable terms (or at all) in the future.

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

See Note 15 – “Commitments and Contingencies” to the financial statements for discussion of the general purpose of guarantees and commitments.

The anticipated sources of funds to fulfill such commitments are listed below:

(in millions)	July 3, 2020
Cash and cash equivalents	$122
Available borrowings under our Revolving Credit Facility	750
Total liquidity	$872

Cash and Cash Equivalents and Cash Flows

As of July 3, 2020, our cash and cash equivalents were $122 million. Cash and cash equivalents decreased $25 million, as compared to March 31, 2020, driven by the acquisition of DHPC and payments on debt.

The following table summarizes our cash flow activity:

	Fiscal Quarters Ended
(in millions)	July 3, 2020	June 30, 2019	Change
Net cash provided by operating activities	$132	$185	$(53)
Net cash used in investing activities	(59)	(2)	(57)
Net cash used in financing activities	(116)	(80)	(36)
Net change in cash and cash equivalents, including restricted	(43)	103	(146)
Cash and cash equivalents, including restricted, at beginning of period	221	99	122
Cash and cash equivalents, including restricted, at end of period	178	202	(24)
Less restricted cash and cash equivalents included in other current assets	56	23	33
Cash and cash equivalents at end of period	$122	$179	$(57)

Net cash provided by operating activities during the fiscal quarter ended July 3, 2020 was $132 million, as compared to $185 million during the comparable period of the prior year. The decrease of $53 million included $23 million of lost revenue as a result of COVID-19 and $10 million of unfavorable movements in working capital primarily due to timing associated with accounts receivable, partially offset by the deferral of payment of the employer portion of payroll tax afforded under the CARES Act.

Net cash used in investing activities during the fiscal quarter ended July 3, 2020 was $59 million, as compared to $2 million during the comparable period of the prior year. The increase was primarily due to the acquisition of DHPC, as discussed in Note 3 – “Acquisitions” to the financial statements.

Net cash used in financing activities during the fiscal quarter ended July 3, 2020 was $116 million, as compared to $80 million during the comparable period of the prior year. We repaid $50 million of our Revolving Credit Facility during the fiscal quarter ended July 3, 2020. At July 3, 2020, our $750 million Revolving Credit Facility remained unused. Routine financing transactions, including lease payments and dividend payments, were comparable to the prior year when combined, and no common shares were repurchased during the fiscal quarter ended July 3, 2020.

Capital Resources

The following table summarizes our total debt:

(in millions)	July 3, 2020	March 31, 2020
Short-term debt and current maturities of long-term debt	$89	$89
Long-term debt, net of current maturities	2,213	2,283
Total debt	$2,302	$2,372

The decrease in total debt as of July 3, 2020, as compared to total debt as of March 31, 2020, resulted primarily from the $50 million payment on the Revolving Credit Facility and permanent principal payments. At July 3, 2020, $750 million was available under our Revolving Credit Facility. We were in compliance with all financial covenants associated with our borrowings as of July 3, 2020. For more information on our debt, see Note 9 – “Debt” to the financial statements.

The following table summarizes our capitalization ratios:

(in millions)	July 3, 2020	March 31, 2020
Total debt and finance leases	$2,531	$2,619
Cash and cash equivalents	122	147
Net debt(1)	$2,409	$2,472

Total debt and finance leases	$2,531	$2,619
Total shareholders’ equity	1,348	1,357
Total capitalization	$3,879	$3,976

Debt-to-total capitalization	65%	66%
Net debt-to-total capitalization(1)	62%	62%

(1) Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The net debt-to-total capitalization as of July 3, 2020 is consistent with March 31, 2020, driven by strong operating results while meeting scheduled debt obligations and returning value to shareholders.

Interest Rate Swaps

We use interest rate swaps to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with our floating interest rate debt. The interest rate swaps effectively convert our floating interest rate debt into fixed interest rate debt. Each swap agreement is designated as a cash flow hedge. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR. At July 3, 2020, the one-month LIBOR rate applicable to the swap agreements was 0.18%. The net receipt or payment from the interest rate swap agreements is included in the statements of operations as interest expense.

The following table summarizes our interest rate swaps at July 3, 2020:

Start Date	Maturity Date	Notional Amount (in millions)	Weighted Average Interest Rate Paid
May 2018	May 2021	$400	2.57%
May 2018	May 2022	500	2.61%
October 2018	October 2022	200	2.92%
May 2018	May 2023	500	2.68%
Swaps in effect		1,600	2.66%
May 2021	May 2024	400	0.50%
May 2022	May 2025	500	0.69%
Total Swaps		$2,500

Cash Dividends and Share Repurchase Programs

On May 21, 2020, the Company increased the quarterly cash dividend on its common stock by 17% to $0.07 per common share from $0.06 per common share. The payment of future quarterly dividends is subject to approval by the Board of Directors. Due to the uncertainty and volatility of the financial markets resulting from the COVID-19 pandemic, we did not repurchase any of our common shares during the fiscal quarter ended July 3, 2020. However, our liquidity and financial flexibility are strong, and share repurchases will continue to be a key part of our capital deployment strategy. See Note 13 – “Shareholders’ Equity” to the financial statements for a discussion, including the amounts, of the cash returned to shareholders through our cash dividends and share repurchase programs. For additional discussion of our share repurchase program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Off-Balance Sheet Arrangements

There have been no material changes to our off-balance sheet arrangements reported under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Contractual Obligations

There have been no material changes to our contractual obligations from those reported under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider certain policies to be critical because of their complexity and the high degree of judgment involved in implementing them, including policies related to: revenue recognition, acquisition accounting, valuation of goodwill and income taxes. Our critical accounting policies and estimates are more fully discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, under the heading “Critical Accounting Policies and Estimates.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, we actively monitor our exposures to potential loss arising from adverse changes in market rates and prices and manage such risks through our regular operating and financing activities or the use of derivative financial instruments. Our exposures to market and financial risk have not changed materially since March 31, 2020. See Note 7 – “Fair Value” and Note 8 – “Derivative Instruments” to the financial statements for additional discussion.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the existence of an unremediated material weakness in our internal control over financial reporting, related to revenue recognition. The material weakness in our internal control over financial reporting, which is described more fully in Item 9A, "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, that existed as of March 31, 2020 and continued to exist as of July 3, 2020 resulted from instances where we did not adequately determine the appropriate number of performance obligations when determining revenue recognition when (or as) we satisfied a performance obligation. Additionally, we identified a deficiency in the operation of control over the review of estimated total costs at completion (“EAC”) as certain risk reserves were not fully supported and certain estimates inappropriately included the full program performance periods.

Notwithstanding the material weakness, the Company’s management, including the CEO and CFO, has concluded that the Company's condensed consolidated financial statements and the related financial information included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in accordance with U.S. GAAP. Management's belief is based on a number of factors, including the remediation efforts described below.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

As described more fully in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, we identified a material weakness in our internal control over financial reporting in the area of revenue recognition that existed as of March 31, 2020 and has not yet been remediated. Management has taken and will continue to take steps that we believe will address the underlying causes of the material weakness in an effort to remediate the material weakness. We are committed to remediating the material weakness in as timely a manner as possible. The Company is pursuing the following remediation efforts that we believe will address the underlying causes of the material weakness:

•The new enterprise resource planning (“ERP”) system, as discussed below, is being utilized throughout the revenue recognition process
•The Company has added additional personnel with U.S. GAAP revenue recognition knowledge and experience
•Additional revenue recognition training is being provided to responsible staff
•The Company has enhanced controls over the revenue recognition checklist process to include expanded documentation requirements supporting revenue recognition methodology conclusions, additional levels of review and approval for revenue recognition checklists, and new system reporting capabilities to eliminate the need for certain manual control activities
•New policies and procedures, including standardized templates, have been implemented to govern the completion and review of EAC calculations for revenue recognition purposes

The material weakness cannot be considered remediated until the remediated controls operate effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 3, 2020, and in addition to the changes discussed in “Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting” above, we have concluded that there has been one change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with our initiative to integrate and enhance our consolidated information technology systems and business processes, we completed the implementation of a new ERP system, which replaced our existing core financial systems, in April 2020. The new ERP system is designed to enhance the accuracy in maintaining the Company’s financial records, enhance the flow of financial information, improve data management and enhance the timeliness in providing information to our management team. As a result of this implementation, we modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system.

There have been no other changes in our internal control over financial reporting that occurred in the first quarter of fiscal year 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 – “Commitments and Contingencies” to the financial statements for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the fiscal quarter ended July 3, 2020.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On June 1, 2018, our Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. No share repurchases were made during the fiscal quarter ended July 3, 2020. The total remaining authorization for future common stock repurchases under the share repurchase program was $275 million as of July 3, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*	Perspecta Inc. Employee Stock Purchase Plan
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2020, formatted in inline XBRL (included as Exhibit 101).

* Management contract or compensatory plan or agreement
** Furnished, not filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perspecta Inc.

Date:	August 7, 2020	By:	/s/ William G. Luebke
		Name:	William G. Luebke
		Title:	Senior Vice President, Principal Accounting Officer and Controller