Form 10-Q
period 2020-10-02
Perspecta Inc.
filed 2020-11-10
CIK 1724670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission File Number: 001-38033

PERSPECTA INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-3141520
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
14295 Park Meadow Drive, Chantilly, Virginia	20151
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (571) 313-6000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PRSP	New York Stock Exchange

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

160,963,698 shares of common stock, par value $0.01 per share, were outstanding as of October 30, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements (unaudited)

Page
Condensed Consolidated Statements of Operations for the Fiscal Quarter and Two Fiscal Quarters Ended October 2, 2020 and September 30, 2019 (unaudited)	2
Condensed Consolidated Statements of Comprehensive Income for the Fiscal Quarter and Two Fiscal Quarters Ended October 2, 2020 and September 30, 2019 (unaudited)	3
Condensed Consolidated Balance Sheets as of October 2, 2020 and March 31, 2020 (unaudited)	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Quarter and Two Fiscal Quarters Ended October 2, 2020 and September 30, 2019 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Two Fiscal Quarters Ended October 2, 2020 and September 30, 2019 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 – Overview and Basis of Presentation	7
Note 2 – Recent Accounting Pronouncements	8
Note 3 – Acquisitions	8
Note 4 – Revenue	9
Note 5 – Earnings Per Share	11
Note 6 – Sale of Receivables	11
Note 7 – Fair Value	11
Note 8 – Derivative Instruments	12
Note 9 – Debt	12
Note 10 – Leases	13
Note 11 – Pension and Other Benefit Plans	14
Note 12 – Income Taxes	15
Note 13 – Shareholders’ Equity	15
Note 14 – Segment Information	16
Note 15 – Commitments and Contingencies	17
Note 16 – Subsequent Events	19

PERSPECTA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(in millions, except per share amounts)	October 2, 2020	September 30, 2019	October 2, 2020	September 30, 2019
Revenue	$1,142	$1,172	$2,250	$2,279

Costs of services	912	908	1,811	1,744
Selling, general and administrative	65	81	127	153
Depreciation and amortization	96	90	192	191
Restructuring costs	13	2	31	4
Separation, transaction and integration-related costs	12	20	27	39
Interest expense, net	29	36	59	71
Other (income) expense, net	(4)	(2)	(19)	(2)
Total costs and expenses	1,123	1,135	2,228	2,200

Income before taxes	19	37	22	79
Income tax expense	3	8	9	19
Net income	$16	$29	$13	$60

Earnings per common share:
Basic	$0.10	$0.18	$0.08	$0.37
Diluted	$0.10	$0.18	$0.08	$0.37

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(in millions)	October 2, 2020	September 30, 2019	October 2, 2020	September 30, 2019
Net income	$16	$29	$13	$60
Other comprehensive income, net of taxes:
Change in net unrealized losses on cash flow hedges:
Net unrealized gains (losses) arising during the period, net of tax effect of $0, $2, $2 and $8, respectively	—	(4)	(7)	(23)
Amounts reclassified to earnings, net of tax effect of $3, $1, $5 and $1, respectively	7	1	14	2
Other comprehensive income (loss), net of taxes	7	(3)	7	(21)
Comprehensive income	$23	$26	$20	$39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share and share amounts)	October 2, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$216	$147
Receivables, net of allowance for doubtful accounts of $1 and $1	520	513
Other receivables	40	45
Prepaid expenses	68	81
Other current assets	66	101
Total current assets	910	887
Property and equipment, net of accumulated depreciation of $245 and $193	278	307
Goodwill	2,702	2,671
Intangible assets, net of accumulated amortization of $629 and $515	1,087	1,193
Other assets	329	347
Total assets	$5,306	$5,405
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$93	$89
Current finance lease obligations	94	111
Current operating lease obligations	33	39
Accounts payable	187	218
Accrued payroll and related costs	219	142
Accrued expenses	382	385
Other current liabilities	93	73
Total current liabilities	1,101	1,057
Long-term debt, net of current maturities	2,193	2,283
Non-current finance lease obligations	108	136
Non-current operating lease obligations	131	129
Deferred tax liabilities	100	114
Other long-term liabilities	304	329
Total liabilities	3,937	4,048
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 166,533,134 and 166,219,561 shares issued; 160,817,080 and 160,583,052 shares outstanding	2	2
Additional paid-in capital	2,260	2,266
Accumulated deficit	(700)	(713)
Accumulated other comprehensive loss	(62)	(69)
Treasury shares at cost, 5,716,054 shares and 5,636,509 shares	(131)	(129)
Total shareholders’ equity	1,369	1,357
Total liabilities and shareholders’ equity	$5,306	$5,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2020	166,220	$2	$2,266	$(713)	$(69)	$(129)	$1,357
Net loss	—	—	—	(3)	—	—	(3)
Share-based compensation	—	—	7	—	—	—	7
Stock option exercises and other common stock transactions	250	—	—	—	—	(2)	(2)
Dividends declared ($0.07 per common share)	—	—	(11)	—	—	—	(11)
Balance at July 3, 2020	166,470	2	2,262	(716)	(69)	(131)	1,348
Net income	—	—	—	16	—	—	16
Other comprehensive income, net of tax	—	—	—	—	7	—	7
Share-based compensation	—	—	10	—	—	—	10
Stock option exercises and other common stock transactions	63	—	—	—	—	—	—
Dividends declared ($0.07 per common share)	—	—	(12)	—	—	—	(12)
Balance at October 2, 2020	166,533	$2	$2,260	$(700)	$(62)	$(131)	$1,369

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2019	165,845	$2	$2,242	$2	$(23)	$(61)	$2,162
Net income	—	—	—	31	—	—	31
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	(18)
Share-based compensation expense	—	—	5	—	—	—	5
Repurchases of common stock	—	—	—	—	—	(15)	(15)
Stock option exercises and other common stock transactions	42	—	—	—	—	—	—
Dividends declared ($0.06 per common share)	—	—	—	(10)	—	—	(10)
Balance at June 30, 2019	165,887	2	2,247	23	(41)	(76)	2,155
Net income	—	—	—	29	—	—	29
Other comprehensive loss, net of tax	—	—	—	—	(3)	—	(3)
Share-based compensation expense	—	—	10	—	—	—	10
Repurchases of common stock	—	—	—	—	—	(17)	(17)
Stock option exercises and other common stock transactions	100	—	—	—	—	(1)	(1)
Dividends declared ($0.06 per common share)	—	—	—	(10)	—	—	(10)
Balance at September 30, 2019	165,987	$2	$2,257	$42	$(44)	$(94)	$2,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Two Fiscal Quarters Ended
(in millions)	October 2, 2020	September 30, 2019
Cash flows from operating activities:
Net income	$13	$60
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	192	191
Share-based compensation	17	15
Deferred income taxes	(17)	(20)
Loss on sale or disposal of assets, net	12	10
Other non-cash charges, net	11	4
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	25	50
Prepaid expenses and other current assets	7	46
Accounts payable, accrued expenses and other current liabilities	37	(16)
Deferred revenue and advanced contract payments	13	(16)
Income taxes payable and liability	(7)	(2)
Other assets and liabilities, net	(7)	(2)
Net cash provided by operating activities	296	320
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(53)	(265)
Proceeds from sale of assets	9	—
Purchases of property, equipment and software	(26)	(4)
Payments for outsourcing contract costs	—	(3)
Net cash used in investing activities	(70)	(272)
Cash flows from financing activities:
Principal payments on long-term debt	(52)	(45)
Payments of debt issuance costs	—	(3)
Proceeds from revolving credit facility	—	175
Payments on revolving credit facility	(50)	—
Payments on finance lease obligations	(67)	(77)
Repurchases of common stock	—	(32)
Repurchases of common stock to satisfy tax withholding obligations	(2)	—
Dividends paid	(21)	(18)
Net cash used in financing activities	(192)	—
Net change in cash and cash equivalents, including restricted	34	48
Cash and cash equivalents, including restricted, at beginning of period	221	99
Cash and cash equivalents, including restricted, at end of period	255	147
Less restricted cash and cash equivalents included in other current assets	39	25
Cash and cash equivalents at end of period	$216	$122
Supplemental cash flow disclosures:
Interest paid, net	$54	$64
Income taxes paid (refunded), net	17	12
Supplemental schedule of non-cash investing and financing activities:
Leased assets acquired through finance lease obligations	$22	$49
Leased assets acquired through operating lease obligations	17	15
Dividends declared but not yet paid	12	10

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

Effective April 1, 2020, Perspecta’s fiscal year was modified to end on the Friday nearest March 31 of each year, with each fiscal year generally comprised of four thirteen-week fiscal quarters ending on the Friday nearest the end of calendar months June, September, December and March. As a result, fiscal year 2021 will contain 52 weeks and three days beginning April 1, 2020 and ending April 2, 2021, and this Quarterly Report on Form 10-Q covers the period beginning July 4, 2020 and ending October 2, 2020.

Principles of Consolidation and Combination

The accompanying interim unaudited condensed consolidated financial statements reflect the financial position and results of operations of the Company and its consolidated subsidiaries.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350- 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 provides guidance for determining when a cloud computing arrangement includes a software license and makes changes to the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract. The Company adopted ASU 2018-15 on April 1, 2020 and will apply it to implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 has not had a material impact thus far, and the future impact on Perspecta's financial statements and disclosures will depend on the volume of cloud-based solutions implemented.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Other recently issued ASUs effective after October 2, 2020 are not expected to have a material impact on Perspecta’s financial statements.

Note 3 – Acquisitions

DHPC Technologies, Inc. Acquisition

On May 1, 2020, Perspecta completed the acquisition of DHPC Technologies, Inc. (“DHPC”), a U.S. developer of electronic warfare technologies with market-leading technical solutions and a solid, proven reputation with Army customers. The purchase consideration was approximately $53 million in cash. The Company recognized preliminary fair values of the assets acquired and liabilities assumed and allocated approximately $31 million to goodwill and $20 million to intangible assets, reported in the Defense and Intelligence segment. The intangible assets consist primarily of program assets of $18 million and backlog of $2 million. The estimated fair value attributed to intangible assets is being amortized on an accelerated basis over 20 years for program assets and approximately one year for backlog. The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. All of the value attributed to goodwill and intangible assets is deductible for income tax purposes. The fair values of assets acquired and liabilities assumed are preliminary and based on a valuation using estimates and assumptions that are subject to change, which could result in changes to the purchase price allocation. The fair values of the assets acquired and liabilities assumed and the results of operations are not material to the operations of Perspecta. The final purchase price allocation is expected to be completed during fiscal year 2021.

The results of operations of DHPC have been included in the statements of operations beginning May 1, 2020. Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated results of operations. The acquisition was considered an asset purchase for tax purposes.

Knight Point Systems, LLC

On July 31, 2019, Perspecta acquired all of the equity interests of Knight Point Systems, LLC (“Knight Point”) for $264 million. Knight Point delivers end-to-end managed services and solutions focused on modernizing IT systems, protecting critical networks and driving digital transformation to improve customer transparency and operational efficiency. Knight Point leverages a portfolio of intellectual property to solve complex customer challenges in cloud, cybersecurity and agile development and operations environments.

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

Note 4 – Revenue

Disaggregated Revenue

Revenue by contract type was as follows:

	Fiscal Quarter Ended October 2, 2020			Fiscal Quarter Ended September 30, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$336	$56	$392	$267	$25	$292
Fixed-price	386	211	597	411	251	662
Time-and-materials	74	79	153	99	119	218
Total	$796	$346	$1,142	$777	$395	$1,172

	Two Fiscal Quarters Ended October 2, 2020			Two Fiscal Quarters Ended September 30, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$657	$108	$765	$535	$51	$586
Fixed-price	765	413	1,178	783	465	1,248
Time-and-materials	150	157	307	211	234	445
Total	$1,572	$678	$2,250	$1,529	$750	$2,279

Revenue as a prime or subcontractor was as follows:

	Fiscal Quarter Ended October 2, 2020			Fiscal Quarter Ended September 30, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$729	$323	$1,052	$733	$372	$1,105
Subcontractor	67	23	90	44	23	67
Total	$796	$346	$1,142	$777	$395	$1,172

	Two Fiscal Quarters Ended October 2, 2020			Two Fiscal Quarters Ended September 30, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$1,456	$630	$2,086	$1,441	$695	$2,136
Subcontractor	116	48	164	88	55	143
Total	$1,572	$678	$2,250	$1,529	$750	$2,279

Revenue by customer type was as follows:

	Fiscal Quarter Ended October 2, 2020			Fiscal Quarter Ended September 30, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
U.S. federal government, including independent agencies	$792	$290	$1,082	$773	$322	$1,095
Non-federal (state, local and other)	4	56	60	4	73	77
Total	$796	$346	$1,142	$777	$395	$1,172

	Two Fiscal Quarters Ended October 2, 2020			Two Fiscal Quarters Ended September 30, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
U.S. federal government, including independent agencies	$1,565	$563	$2,128	$1,521	$614	$2,135
Non-federal (state, local and other)	7	115	122	8	136	144
Total	$1,572	$678	$2,250	$1,529	$750	$2,279

Performance Obligations

As of October 2, 2020, approximately $3.40 billion of revenue is expected to be recognized from remaining unsatisfied performance obligations on executed contracts. The Company expects to recognize approximately 75% of these remaining performance obligations as revenue within 12 months and approximately 88% within 24 months, with the remainder recognized thereafter.

Contract Balances

Contract assets and contract liabilities were as follows:

(in millions)	Balance Sheets Line Item	October 2, 2020	March 31, 2020
Contract assets:
Unbilled receivables	Receivables, net of allowance for doubtful accounts	$351	$341
Contract liabilities:
Current portion of deferred revenue and advance contract payments	Other current liabilities	$43	$25
Non-current portion of deferred revenue and advance contract payments	Other long-term liabilities	$—	$2

Contract assets increased $10 million during the two fiscal quarters ended October 2, 2020, primarily due to the timing of billings. There were no significant impairment losses related to the Company’s contract assets during the two fiscal quarters ended October 2, 2020.

Contract liabilities increased $16 million during the two fiscal quarters ended October 2, 2020, primarily due to payments received in excess of revenue recognized. During the fiscal quarter and two fiscal quarters ended October 2, 2020, the Company recognized $2 million and $16 million, respectively, of the deferred revenue and advance contract payments at March 31, 2020 as revenue. During the fiscal quarter and two fiscal quarters ended September 30, 2019, the Company recognized $5 million and $29 million, respectively, of the deferred revenue and advance contract payments at March 31, 2019 as revenue.

Note 5 – Earnings Per Share

Basic earnings per common share (“EPS”) is computed using the weighted average number of shares of common stock outstanding. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and vesting of other equity awards. There were no significant anti-dilutive equity awards excluded from the calculation of EPS for the fiscal quarters and two fiscal quarters ended October 2, 2020 or September 30, 2019.

The following table reflects the calculation of basic and diluted EPS:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(in millions, except per share amounts)	October 2, 2020	September 30, 2019	October 2, 2020	September 30, 2019
Net income	$16	$29	$13	$60
Common share information:
Basic weighted average common shares outstanding	160.79	162.22	160.72	162.51
Dilutive effect of equity awards	1.11	0.68	1.08	0.58
Diluted weighted average common shares outstanding	161.90	162.90	161.80	163.09
Earnings per common share:
Basic	$0.10	$0.18	$0.08	$0.37
Diluted	$0.10	$0.18	$0.08	$0.37

Note 6 – Sale of Receivables

During the fiscal quarters ended October 2, 2020 and September 30, 2019, we sold $922 million and $720 million, respectively, of billed and unbilled receivables under our accounts receivable sales facility. During the two fiscal quarters ended October 2, 2020 and September 30, 2019, we sold $1.81 billion and $1.41 billion, respectively, of billed and unbilled receivables under our accounts receivable sales facility. Collections on sold receivables were $887 million and $749 million during the fiscal quarters ended October 2, 2020 and September 30, 2019, respectively. During the two fiscal quarters ended October 2, 2020 and September 30, 2019, collections on sold receivables were $1.76 billion and $1.41 billion, respectively.

The amounts outstanding at October 2, 2020 and March 31, 2020 were $300 million and $255 million, respectively. As of October 2, 2020 and March 31, 2020, there were $21 million and $63 million, respectively, of cash collected by the Company but not remitted to the financial institutions, which represents restricted cash recorded by the Company within the other current assets caption on the accompanying balance sheets.

Note 7 – Fair Value

The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company’s long-term debt, excluding finance leases and unamortized debt issuance costs, was $2.26 billion and $2.18 billion as of October 2, 2020 and March 31, 2020, respectively, as compared with the gross carrying value of $2.30 billion and $2.39 billion, respectively. If measured at fair value, long-term debt, excluding finance lease obligations, would be classified in Level 2 of the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are reduced to fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the fiscal periods ended October 2, 2020 or September 30, 2019.

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

As of October 2, 2020, the Company had interest rate swap agreements with a total notional amount of $2.50 billion. As of October 2, 2020, we expect amounts of approximately $39 million pertaining to cash flow hedges to be reclassified from AOCL into earnings over the next 12 months.

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

(in millions)	Balance Sheets Line Item	October 2, 2020	March 31, 2020
Derivative liabilities:
Interest rate swaps	Other current liabilities	$38	$37
Interest rate swaps	Other liabilities	41	50
Total derivative liabilities		$79	$87

Note 9 – Debt
The following is a summary of the Company’s outstanding debt:

(in millions)	Interest Rates	Maturities	October 2, 2020	March 31, 2020
Revolving Credit Facility	LIBOR + 1.50%	August 2024	$—	$50
Term Loan A Facilities (Tranche 1)	LIBOR + 1.375%	August 2022	200	200
Term Loan A Facilities (Tranche 2)	LIBOR + 1.50%	August 2024	1,510	1,552
Term Loan B Facility	LIBOR + 2.25%	May 2025	489	491
Subtotal senior secured credit facilities			2,199	2,293
Other secured borrowings	Various	Various	14	12
Total secured debt			2,213	2,305
Other unsecured borrowings	Various	Various	20	18
Senior unsecured EDS Notes	7.45%	October 2029	66	66
Total debt			2,299	2,389
Less: current maturities of long-term debt, net(1)			(93)	(89)
Less: unamortized debt issuance costs and premiums, net(2)			(13)	(17)
Total long-term debt, net of current maturities			$2,193	$2,283
(1) Current maturities of long-term debt are presented net of $6 million of debt issuance costs as of October 2, 2020 and March 31, 2020 associated with the Term Loan A Facilities and Term Loan B Facility.
(2) Includes $10 million and $11 million of unamortized premiums as of October 2, 2020 and March 31, 2020, respectively, on the assumed Electronic Data Systems Corporation (“EDS”) Notes.

Expected maturities of long-term debt are as follows:

Fiscal Year	(in millions)
Remainder of fiscal year 2021	$51
2022	98
2023	294
2024	93
2025	1,230
Thereafter	533
Total	$2,299

Note 10 – Leases

The components of lease expense were as follows:

		Fiscal Quarter Ended		Two Fiscal Quarters Ended
(in millions)	Statement of Operations Line Item(s)	October 2, 2020	September 30, 2019	October 2, 2020	September 30, 2019
Finance lease expense
Amortization of leased assets	Depreciation and amortization	$26	$29	$53	$65
Interest on lease obligations	Interest expense, net	3	5	7	10
Total finance lease expense		29	34	60	75
Operating lease expense	Cost of services and selling, general and administrative	11	16	22	30
Variable lease expense	Cost of services and selling, general and administrative	4	2	7	4
Sublease income	Cost of services and selling, general and administrative	(1)	(1)	(2)	(2)
Total lease expense, net		$43	$51	$87	$107

The weighted average remaining lease terms and discount rates were as follows:

	October 2, 2020	September 30, 2019
Weighted average remaining lease term (in years):
Finance leases	2.5	2.8
Operating leases	5.4	4.2
Weighted average discount rate:
Finance leases	6.04%	6.57%
Operating leases	4.35%	4.71%

As of October 2, 2020, future minimum lease payments required to be made under leases were as follows:

Fiscal Year (in millions)	Operating Leases	Finance Leases
Remainder of fiscal year 2021	$19	$55
2022	40	87
2023	36	48
2024	26	19
2025	22	7
Thereafter	43	1
Total minimum lease payments	186	217
Less: Amount representing interest	(22)	(15)
Present value of net minimum lease payments	$164	$202

As of October 2, 2020, the Company had aggregate rent obligations of $17 million for operating leases and $1 million for finance leases, for leases that have not commenced, with terms ranging from three to eight years.

In response to the coronavirus disease 2019 (“COVID-19”) pandemic, we implemented telework initiatives in the fourth quarter of fiscal year 2020. Due to the success of those initiatives and a decision to utilize increased telework arrangements, we evaluated our real estate footprint and implemented a facility rationalization restructuring plan during the fiscal quarter ended July 3, 2020, identifying 20 facilities that would no longer be utilized. During the fiscal quarter ended October 2, 2020, we identified an additional four facilities that would no longer be utilized, bringing the total to 24 facilities. Restructuring charges of $13 million and $31 million were recognized during the fiscal quarter and two fiscal quarters ended October 2, 2020, respectively, including $21 million of right-of-use assets that were abandoned. At October 2, 2020, $21 million of this restructuring liability remained unpaid, primarily included in operating lease obligations.

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

The Company contributed $0 million and $7 million to the defined benefit pension and other postretirement benefit plans during the fiscal quarter and two fiscal quarters ended October 2, 2020, respectively. The Company did not contribute to the defined benefit pension and other postretirement benefit plans during the fiscal quarter and two fiscal quarters ended September 30, 2019. The Company does not expect to contribute during the remainder of fiscal year 2021.

The components of net periodic pension expense (benefit) were:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(in millions)	October 2, 2020	September 30, 2019	October 2, 2020	September 30, 2019
Service cost	$—	$—	$—	$1
Interest cost	5	5	9	9
Expected return on assets	(6)	(8)	(12)	(15)
Net periodic pension benefit	$(1)	$(3)	$(3)	$(5)

Net periodic benefit cost for the Company’s retiree medical plan was not significant for the fiscal quarters and two fiscal quarters ended October 2, 2020 or September 30, 2019.

Note 12 – Income Taxes

The Company’s effective tax rate (“ETR”) was approximately 16% and 41% for the fiscal quarter and two fiscal quarters ended October 2, 2020, respectively, as compared to 22% and 24% for the fiscal quarter and two fiscal quarters ended September 30, 2019, respectively. For the fiscal quarter and two fiscal quarters ended October 2, 2020, the primary drivers of our ETR were state income taxes, the reversal of an indemnified tax receivable and limitations on executive compensation deductions. For the fiscal quarter and two fiscal quarters ended September 30, 2019, the primary drivers of our ETR were state income taxes, non-deductible transaction expenses and the release of certain indemnified liabilities for unrecognized tax benefits.

The Company is bound by a Tax Matters Agreement (“TMA”) with DXC Technology Company (“DXC”), executed as of May 31, 2018, the date when Perspecta became an independent company through the consummation of the spin-off of the DXC U.S. Public Sector (“USPS”) business (the “Spin-Off”), and mergers with Vencore Holding Corp. (“Vencore HC”) and KGS Holding Corp. (“KGS HC”) (the “Mergers”). The TMA states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. For certain of our tax years ending prior to June 1, 2018, we may have joint and several liability with DXC, Hewlett Packard Enterprise Company (“HPE”) and/or HP Inc. to the Internal Revenue Service (“IRS”) for the consolidated U.S. federal income taxes of DXC or predecessor consolidated groups relating to the taxable periods in which we were part of that group. The TMA specifies the portion, if any, of this tax liability for which we would bear responsibility, and DXC agrees to indemnify us against any amounts for which the Company is not responsible. Except for Vencore HC and KGS HC, the Company is generally only responsible for tax assessments, penalties and interest allocable to periods (or portions of periods) beginning after June 1, 2018. The TMA also provides special rules for allocating tax liabilities in the event the Spin-Off is determined not to be tax-free. Though valid as between the parties, the TMA is not binding on the IRS.

The Company had income tax refunds receivable from the IRS and various state tax authorities of approximately $55 million at October 2, 2020, for which it must remit to DXC under the TMA and has recorded a corresponding payable. The receivable is included in other receivables and other assets and the payable is included in accrued expenses on our balance sheet.

The Company engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. The Company is subject to income tax in the U.S. at the federal and state level and is subject to routine corporate income tax audits in these jurisdictions. The Company’s entities included in the Spin-Off are currently under examination or in appeals in several tax jurisdictions. Tax years remaining open for IRS and/or state taxing authority examination or review under applicable statutes of limitations are calendar years 2007 and 2008, fiscal year 2010, and fiscal years 2016 and forward. The IRS is not currently examining Perspecta Inc., Vencore HC or KGS HC for any open years, but entities related to these businesses remain open to examination federally and in various state and local jurisdictions.

Note 13 – Shareholders’ Equity

Cash Dividends

During the fiscal quarters ended October 2, 2020 and September 30, 2019, the Board of Directors declared cash dividends to our shareholders of approximately $12 million ($0.07 per common share) and $10 million ($0.06 per common share), respectively. During the two fiscal quarters ended October 2, 2020 and September 30, 2019, the Board of Directors declared cash dividends to our shareholders of approximately $23 million ($0.14 per common share) and $20 million ($0.12 per common share), respectively. The cash dividends were paid in the fiscal quarter following their declaration.

On November 9, 2020, the Board of Directors declared a dividend of $0.07 per common share payable on January 15, 2021 to common shareholders of record at the close of business on November 24, 2020.

Share-based Compensation

The Company recognized $10 million in share-based compensation expense during each of the fiscal quarters ended October 2, 2020 and September 30, 2019. The Company recognized $17 million and $15 million in share-based compensation for the two fiscal quarters ended October 2, 2020 and September 30, 2019, respectively. During the two fiscal quarters ended October 2, 2020, the Company granted approximately 1.1 million time-based restricted stock units

(“RSUs”) and approximately 916 thousand performance-based restricted stock units (“PSUs”). The RSUs and PSUs are valued using the closing price on the trading day of the grant. The weighted average grant date fair value of the RSUs and PSUs granted during the two fiscal quarters ended October 2, 2020 was $23.81 and $23.98, respectively.

Employee Stock Purchase Plan

On August 5, 2020, the Company’s shareholders approved the Perspecta Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and has been allocated 5,000,000 shares. The purchase price will be 95% of the Fair Market Value (as defined in the ESPP) of our common stock on the purchase date, and in any event will never be lower than the lower of 85% of the Fair Market Value of our common stock on the grant date or the purchase date. The first quarterly offering period under the ESPP is October 1, 2020 through December 31, 2020.

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

Segment Measures
The following tables summarize operating results regularly provided to the chief operating decision maker by reportable segment:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(in millions)	October 2, 2020	September 30, 2019	October 2, 2020	September 30, 2019
Revenue
Defense and Intelligence	$796	$777	$1,572	$1,529
Civilian and Health Care	346	395	678	750
Total revenue	$1,142	$1,172	$2,250	$2,279
Segment profit
Defense and Intelligence	$101	$113	$189	$231
Civilian and Health Care	38	40	69	73
Total segment profit	$139	$153	$258	$304
Depreciation and amortization
Defense and Intelligence	$25	$24	$49	$49
Civilian and Health Care	11	16	22	44
Amortization of acquired intangible assets	60	50	121	98
Total depreciation and amortization	$96	$90	$192	$191

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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(in millions)	October 2, 2020	September 30, 2019	October 2, 2020	September 30, 2019
Total segment profit	$139	$153	$258	$304
Not allocated to segments:
Share-based compensation	(10)	(10)	(17)	(15)
Amortization of acquired intangible assets	(60)	(50)	(121)	(98)
Restructuring costs	(13)	(2)	(31)	(4)
Separation, transaction and integration-related costs	(12)	(20)	(27)	(39)
Interest expense, net	(29)	(36)	(59)	(71)
Other income and expense, net	4	2	19	2
Income before taxes	$19	$37	$22	$79

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Note 15 – Commitments and Contingencies

The Company is a party to or has responsibility under various lawsuits, claims, investigations and proceedings involving disputes or potential disputes related to commercial, employment and regulatory matters that arise in the ordinary course of business. The Separation and Distribution Agreement (the “SDA”) between Perspecta and DXC includes provisions that allocate liability and financial responsibility for litigation involving DXC and the Company and that provide for cross-indemnification of the parties for liabilities a party may incur that are allocated to the other party under the SDA. In addition, under the SDA, DXC and the Company have agreed to cooperate with each other in managing litigation that relates to both parties’ businesses. The SDA also contains provisions that allocate liability and financial responsibility for such litigation. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. The Company believes it has recorded adequate provisions for any such matters and, as of October 2, 2020, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

Litigation, Proceedings and Investigations

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP Inc. and HPE alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs are seeking to certify a nationwide class action under the ADEA comprised of certain U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of certain persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. Two mediation sessions have taken place. In October 2018, a settlement was reached with 16 named and opt-in plaintiffs; that settlement has been completed. On June 26-27, 2019, a second mediation was held, involving 145 opt-in plaintiffs. On December 23, 2019, a settlement was reached with 142 of the 145 opt-in plaintiffs; that settlement also has been completed. Former business units of HPE now owned by the Company will be liable in this matter for any recovery by plaintiffs previously associated with the USPS business of HPE.

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

Commitments

In connection with the Spin-Off, the Company was obligated to purchase or license from DXC a specified amount of products and services each year for a two-year period ending July 31, 2020 (“Annual Minimum Purchase Amounts”). If the Company, however, had not met or exceeded the Annual Minimum Purchase Amounts by that date, it was required to pay DXC the amount of the shortfall. The combined two-year Annual Minimum Purchase Amounts commitment totaled approximately $141 million. In October 2019, the Company submitted a demand for arbitration claiming, among other things, that DXC breached its obligations under the relevant Spin-Off agreements by failing to properly apply credit against the Annual Minimum Purchase Amounts for eligible items purchased by the Company. That dispute relating to the appropriate crediting of eligible purchases involves approximately half of the total two-year Annual Minimum Purchase Amounts. The relevant agreements require such disagreements to be treated in a confidential manner through executive escalation, mediation and binding arbitration. Based on the status of the arbitration, we currently are unable to predict the impact of any resolution of this matter. Notwithstanding the arbitration claims, the Company would be obligated to pay

DXC any amount of shortfall not addressed in or otherwise subject to the arbitration or covered by other possible defenses.

Guarantees

The Company uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies, which are cash collateralized. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The Company’s stand-by letters of credit outstanding were less than $1 million as of October 2, 2020. As of October 2, 2020, the Company had $40 million in outstanding surety bonds, of which $7 million expire in fiscal year 2021, and $33 million expire in fiscal year 2022.

Note 16 – Subsequent Events

Effective October 30, 2020, the Company completed the Amended and Restated Master Accounts Receivable Purchase Agreement to increase the limit to $325 million, extend the maturity of the facility through October 29, 2021 and to amend certain other terms.

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

Acquisition

On May 1, 2020, Perspecta completed the acquisition of DHPC, a U.S. developer of electronic warfare technologies with market-leading technical solutions and a solid, proven reputation with Army customers. The purchase consideration was approximately $53 million in cash. See Note 3 – “Acquisitions” to the financial statements for additional details.

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

The estimated value of our TCV backlog as of October 2, 2020 was as follows:

(in millions)	Funded Backlog	Unfunded Backlog	Total TCV Backlog
Defense and Intelligence	$1,045	$7,540	$8,585
Civilian and Health Care	749	4,558	5,307
Total backlog	$1,794	$12,098	$13,892

The contract awards during the fiscal quarter and two fiscal quarters ended October 2, 2020 and September 30, 2019 were as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(in millions)	October 2, 2020	September 30, 2019	October 2, 2020	September 30, 2019
Defense and Intelligence	$1,019	$1,934	$1,882	$2,603
Civilian and Health Care	751	372	1,064	704
Total contract awards	$1,770	$2,306	$2,946	$3,307

Results of Operations

Impact of the COVID-19 Pandemic

The fourth quarter of fiscal year 2020 marked the beginning of the COVID-19 pandemic in the United States, and the pandemic has continued through the second quarter of fiscal year 2021. Due to the mission-critical nature of the majority of our business, substantially all of the services we provide to our government customers have been considered essential services, which has allowed them to continue, and the Company has maintained its workforce near full capacity. The overall impact of the COVID-19 pandemic on our results of operations was approximately $18 million and $41 million of lower revenue for the fiscal quarter and two fiscal quarters ended October 2, 2020, respectively, and a year-to-date liquidity benefit of $40 million due to deferral of payroll tax payments as afforded by the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, discussed below. We continue to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.

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

On March 27, 2020, the CARES Act was enacted. The CARES Act is a $2 trillion stimulus package meant to combat the economic impacts of the COVID-19 pandemic. The CARES Act includes a provision under which government contractors can seek reimbursement for amounts related to keeping the employee base in a ready state during disruptions such as closed facilities, reduced work schedules or mandated quarantines to support social distancing. In these situations, we are able to recover our costs associated with this ready state workforce, but we are not able to bill any associated fee. The relevant provision of the CARES Act is in effect until December 11, 2020. We continue to evaluate this and other provisions of the CARES Act, as well as any other legislative or regulatory initiatives that seek to address the impact of the COVID-19 pandemic on our business.

For additional discussion of the risks associated with the COVID-19 pandemic, see Part I, Item 1A “Risk Factors” of our
Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Selected Results of Operations

Selected financial information is presented in the tables below:

	Fiscal Quarter Ended		Change
(in millions, except per share amounts)	October 2, 2020	September 30, 2019	$	%
Revenue	$1,142	$1,172	$(30)	(3)%
Total costs and expenses	1,123	1,135	(12)	(1)%
Income before income taxes	19	37	(18)	(49)%
Income tax expense	3	8	(5)	(63)%
Net income	$16	$29	$(13)	(45)%

Diluted earnings per share	$0.10	$0.18

	Two Fiscal Quarters Ended		Change
(in millions, except per share amounts)	October 2, 2020	September 30, 2019	$	%
Revenue	$2,250	$2,279	$(29)	(1)%
Total costs and expenses	2,228	2,200	28	1%
Income before income taxes	22	79	(57)	(72)%
Income tax expense	9	19	(10)	(53)%
Net income	$13	$60	$(47)	(78)%

Diluted earnings per share	$0.08	$0.37

Revenue

Revenue by segment for the fiscal quarter and two fiscal quarters ended October 2, 2020 and September 30, 2019 was:

	Fiscal Quarter Ended		Change
(in millions)	October 2, 2020	September 30, 2019	$	%
Defense and Intelligence	$796	$777	$19	2%
Civilian and Health Care	346	395	(49)	(12)%
Total	$1,142	$1,172	$(30)	(3)%

	Two Fiscal Quarters Ended		Change
(in millions)	October 2, 2020	September 30, 2019	$	%
Defense and Intelligence	$1,572	$1,529	$43	3%
Civilian and Health Care	678	750	(72)	(10)%
Total	$2,250	$2,279	$(29)	(1)%

Defense and Intelligence Segment

Our Defense and Intelligence segment revenue during the fiscal quarter ended October 2, 2020 increased by $19 million, or 2%, as compared to the comparable period of the prior year primarily due to new business wins coupled with growth on existing programs. Our Defense and Intelligence segment revenue during the two fiscal quarters ended October 2, 2020 increased by $43 million, or 3%, as compared to the comparable period of the prior year primarily due to new business wins coupled with growth on existing programs.

Civilian and Health Care Segment

Our Civilian and Health Care segment revenue during the fiscal quarter ended October 2, 2020 decreased by $49 million, or 12%, as compared to the comparable period of the prior year primarily due to a large, one-time asset sale in the second quarter of fiscal year 2020. Our Civilian and Health Care segment revenue during the two fiscal quarters ended October 2, 2020 decreased by $72 million, or 10%, as compared to the comparable period of the prior year primarily due to the one-time asset sale and completion and wind down of certain programs in fiscal year 2020.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Fiscal Quarter Ended		Percentage of Revenue		Change
(in millions)	October 2, 2020	September 30, 2019	October 2, 2020	September 30, 2019	$	%
Costs of services	$912	$908	80%	77%	$4	—%
Selling, general and administrative	65	81	6%	7%	(16)	(20)%
Depreciation and amortization	96	90	8%	8%	6	7%
Restructuring costs	13	2	1%	—%	11	550%
Separation, transaction and integration-related costs	12	20	1%	2%	(8)	(40)%
Interest expense, net	29	36	3%	3%	(7)	(19)%
Other (income) expense, net	(4)	(2)	—%	—%	(2)	100%
Total costs and expenses	$1,123	$1,135	98%	97%	$(12)	(1)%

	Two Fiscal Quarters Ended		Percentage of Revenue		Change
(in millions)	October 2, 2020	September 30, 2019	October 2, 2020	September 30, 2019	$	%
Costs of services	$1,811	$1,744	80%	77%	$67	4%
Selling, general and administrative	127	153	6%	7%	(26)	(17)%
Depreciation and amortization	192	191	9%	8%	1	1%
Restructuring costs	31	4	1%	—%	27	675%
Separation, transaction and integration-related costs	27	39	1%	2%	(12)	(31)%
Interest expense, net	59	71	3%	3%	(12)	(17)%
Other (income) expense, net	(19)	(2)	(1)%	—%	(17)	850%
Total costs and expenses	$2,228	$2,200	99%	97%	$28	1%

Costs of Services

For the fiscal quarter ended October 2, 2020, costs of services as a percentage of revenue was 80%, as compared to 77% for the comparable period of the prior year. For the two fiscal quarters ended October 2, 2020, cost of services as a percentage of revenue was 80%, as compared to 77% for the comparable period of the prior year. Margins were negatively impacted by the inability to bill fee on our mission ready workforce idled by the COVID-19 pandemic, the completion and wind down of certain fixed price programs in the prior fiscal year and start-up costs associated with new contract wins, partially offset by continued focus on cost discipline and program management of our portfolio. Our cost-reimbursable and time-and-materials contracts typically have consistent margins, whereas the margin on our fixed price contracts is dependent upon management’s ability to control the costs of providing the services. We expect our contract mix to remain relatively stable over the long term.

Selling, General and Administrative

Selling, general and administrative expense (“SG&A”) was $65 million for the fiscal quarter ended October 2, 2020, as compared to $81 million for the comparable period of the prior year. SG&A as a percentage of revenue for the fiscal quarter ended October 2, 2020 was 6%, as compared to 7% for the comparable period of the prior year, with the decrease in the current fiscal year primarily due to reduced costs as a result of restructuring activities in prior quarters, and indirect cost management. SG&A was $127 million for the two fiscal quarters ended October 2, 2020, as compared to $153 million for the comparable period of the prior year. SG&A as a percentage of revenue for the two fiscal quarters ended October 2, 2020 was 6%, as compared to 7% for the comparable period of the prior year, with the decrease in the current fiscal year primarily due to indirect cost management and reduced costs as a result of restructuring activities taken in fiscal year 2020.

Depreciation and Amortization

Depreciation and amortization expense was $96 million for the fiscal quarter ended October 2, 2020, as compared to $90 million for the comparable period of the prior year. The $6 million increase during the fiscal quarter ended October 2, 2020 was primarily attributed to depreciation and amortization associated with contract-related assets. Depreciation and amortization expense was $192 million for the two fiscal quarters ended October 2, 2020, as compared to $191 million for the comparable period of the prior year.

Restructuring Costs

During the fiscal quarter ended October 2, 2020, restructuring activities resulted in costs of $13 million, as compared to $2 million during the comparable period of the prior year. During the two fiscal quarters ended October 2, 2020, restructuring activities resulted in costs of $31 million, as compared to $4 million during the comparable period of the prior year. See Note 10 – “Leases” for a description of the facility rationalization restructuring plan that has been executed throughout the first half of fiscal year 2021.

Interest Expense, Net

Interest expense, net for the fiscal quarter ended October 2, 2020 was $29 million, as compared to $36 million during the comparable period of the prior year. The decrease of $7 million in interest expense for the fiscal quarter ended October 2, 2020 was primarily attributed to a lower LIBOR rate during the current period. Interest expense, net for the two fiscal quarters ended October 2, 2020 was $59 million, as compared to $71 million during the comparable period of the prior year. The decrease of $12 million in interest expense for the two fiscal quarters ended October 2, 2020 was primarily attributed to a lower LIBOR rate during the current period.

Other (Income) Expense, Net

Other (income) expense, net for the fiscal quarter ended October 2, 2020 was $(4) million, as compared to $(2) million during the comparable period of the prior year, and $(19) million for the two fiscal quarters ended October 2, 2020, as compared to $(2) million during the comparable period of the prior year. Other (income) expense, net for the two fiscal quarters ended October 2, 2020 included a $7 million reduction of a DXC indemnification liability related to an income tax receivable. The corresponding income tax receivable was reduced by the same amount, resulting in a $7 million increase to income tax expense as discussed below. Other (income) expense, net for the two fiscal quarters ended September 30, 2019 included a $7 million reduction of a DXC indemnification receivable related to a liability for uncertain tax positions. The corresponding tax reserves were reduced by the same amount, resulting in a $7 million reduction of income tax expense in accordance with ASC Topic 740, Income Taxes. Other (income) expense, net for both the fiscal quarter and two fiscal quarters ended October 2, 2020 and September 30, 2019 also included certain components of the net periodic pension cost for defined benefit pension plans, equity in earnings of unconsolidated affiliates and other miscellaneous gains and losses.

Taxes

Income tax expense was $3 million and $9 million for the fiscal quarter and two fiscal quarters ended October 2, 2020, respectively, as compared to $8 million and $19 million for the comparable period of the prior year. The ETR was approximately 16% and 41% for the fiscal quarter and two fiscal quarters ended October 2, 2020, respectively, as compared to 22% and 24% for the fiscal quarter and two fiscal quarters ended September 30, 2019, respectively. For the fiscal quarter and two fiscal quarters ended October 2, 2020, the primary drivers of our ETR were state income taxes, the reversal of an indemnified tax receivable in the first quarter and limitations on executive compensation deductions. For the fiscal quarter and two fiscal quarters ended September 30, 2019, the primary drivers of our ETR were state income taxes, non-deductible transaction expenses, and the release of certain indemnified liabilities for unrecognized tax benefits.

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

The TMA with DXC governs the respective rights, responsibilities and obligations of DXC and the Company after the Spin-Off with respect to all tax matters and includes restrictions designed to preserve the tax-free status of the Distribution (as defined in the SDA). As a subsidiary of DXC, the Company had (and the Company continues to have following the Spin-Off) several liability to the IRS for the full amount of the consolidated U.S. federal income taxes of the DXC consolidated group relating to the taxable periods in which the Company was part of that group. However, the TMA specifies the portion, if any, of this tax liability for which the Company will bear responsibility. The Company agrees to indemnify DXC against any amounts for which the Company is responsible and DXC agrees to indemnify the Company against any amounts for which the Company is not responsible. The TMA also provides special rules for allocating tax liabilities in the event that the Spin-Off is not tax-free. The TMA provides for certain covenants that may restrict the ability of the Company to pursue strategic or other transactions that otherwise could maximize the value of the business and may discourage or delay a change of control. Pursuant to the TMA, the Company has agreed to indemnify DXC for any tax liabilities resulting from a breach of such covenants or certain other actions. Though valid as between the parties, the TMA will not be binding on the IRS.

Liquidity and Capital Resources

We pursue a cash management and capital deployment strategy that balances funding our current operating needs with growing our business. Existing cash and cash equivalents and cash generated by operations continue to be our primary sources of liquidity, as well as available borrowings under our Revolving Credit Facility (as defined in Note 10 – “Debt” to the financial statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020) and sales of receivables under a U.S. federal government obligor receivables purchase facility established pursuant to the Master Accounts Receivable Purchase Agreement (“MARPA Facility”) (as defined in Note 5 – “Receivables” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020).

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

See Note 15 – “Commitments and Contingencies” to the financial statements for discussion of the general purpose of guarantees and commitments.

The anticipated sources of funds to fulfill such commitments are listed below:

(in millions)	October 2, 2020
Cash and cash equivalents	$216
Available borrowings under our Revolving Credit Facility	750
Total liquidity	$966

Cash and Cash Equivalents and Cash Flows

As of October 2, 2020, our cash and cash equivalents were $216 million. Cash and cash equivalents increased $69 million, as compared to $147 million at March 31, 2020, driven by cash flow generation through working capital management.

The following table summarizes our cash flow activity:

	Two Fiscal Quarters Ended
(in millions)	October 2, 2020	September 30, 2019	Change
Net cash provided by operating activities	$296	$320	$(24)
Net cash used in investing activities	(70)	(272)	202
Net cash used in financing activities	(192)	—	(192)
Net change in cash and cash equivalents, including restricted	34	48	(14)
Cash and cash equivalents, including restricted, at beginning of period	221	99	122
Cash and cash equivalents, including restricted, at end of period	255	147	108
Less restricted cash and cash equivalents included in other current assets	39	25	14
Cash and cash equivalents at end of period	$216	$122	$94

Net cash provided by operating activities during the two fiscal quarters ended October 2, 2020 was $296 million, as compared to $320 million during the comparable period of the prior year. The decrease of $24 million was impacted by a $32 million decrease in net income adjusted for noncash items, driven by lost revenue of approximately $41 million from the COVID-19 pandemic as discussed above, partially offset by $8 million of favorable movements in working capital primarily due to timing associated with accounts receivable and the deferral of payment of the employer portion of payroll tax afforded under the CARES Act.

Net cash used in investing activities during the two fiscal quarters ended October 2, 2020 was $70 million, as compared to $272 million during the comparable period of the prior year. The decrease was primarily due to the acquisition of DHPC compared to the larger acquisition of Knight Point in the prior year period, as discussed in Note 3 – “Acquisitions” to the financial statements.

Net cash used in financing activities during the two fiscal quarters ended October 2, 2020 was $192 million, as compared to $0 million during the comparable period of the prior year. In the comparable period of the prior year, $175 million was drawn on the Revolving Credit Facility to partially finance the acquisition of Knight Point, which was fully offset by routine financing transactions, including lease payments, share repurchases and dividend payments. We repaid $50 million of our Revolving Credit Facility during the two fiscal quarters ended October 2, 2020 and incurred routine financing transactions, including lease payments and dividend payments that were comparable to the prior year when combined. No common shares were repurchased under the Company’s share repurchase program during the two fiscal quarters ended October 2, 2020. At October 2, 2020, our $750 million Revolving Credit Facility remained unused.

Capital Resources

The following table summarizes our total debt:

(in millions)	October 2, 2020	March 31, 2020
Short-term debt and current maturities of long-term debt	$93	$89
Long-term debt, net of current maturities	2,193	2,283
Total debt	$2,286	$2,372

The decrease in total debt as of October 2, 2020, as compared to total debt as of March 31, 2020, resulted primarily from the $50 million payment on the Revolving Credit Facility and permanent principal payments. At October 2, 2020, $750 million was available under our Revolving Credit Facility. We were in compliance with all financial covenants associated with our borrowings as of October 2, 2020. For more information on our debt, see Note 9 – “Debt” to the financial statements.

The following table summarizes our capitalization ratios:

(in millions)	October 2, 2020	March 31, 2020
Total debt and finance leases	$2,488	$2,619
Cash and cash equivalents	216	147
Net debt(1)	$2,272	$2,472

Total debt and finance leases	$2,488	$2,619
Total shareholders’ equity	1,369	1,357
Total capitalization	$3,857	$3,976

Debt-to-total capitalization	65%	66%
Net debt-to-total capitalization(1)	59%	62%

(1) Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The net debt-to-total capitalization as of October 2, 2020 is consistent with March 31, 2020, driven by strong operating results while meeting scheduled debt obligations and returning value to shareholders.

Interest Rate Swaps

We use interest rate swaps to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with our floating interest rate debt. The interest rate swaps effectively convert our floating interest rate debt into fixed interest rate debt. Each swap agreement is designated as a cash flow hedge. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR. At October 2, 2020, the one-month LIBOR rate applicable to the swap agreements was 0.15%. The net receipt or payment from the interest rate swap agreements is included in the statements of operations as interest expense.

The following table summarizes our interest rate swaps at October 2, 2020:

Start Date	Maturity Date	Notional Amount (in millions)	Weighted Average Interest Rate Paid
May 2018	May 2021	$400	2.57%
May 2018	May 2022	500	2.61%
October 2018	October 2022	200	2.92%
May 2018	May 2023	500	2.68%
Swaps in effect		1,600	2.66%
May 2021	May 2024	400	0.50%
May 2022	May 2025	500	0.69%
Total Swaps		$2,500

Cash Dividends and Share Repurchase Programs

On May 21, 2020, the Company increased the quarterly cash dividend on its common stock by 17% to $0.07 per common share from $0.06 per common share. The payment of future quarterly dividends is subject to approval by the Board of Directors. Due to the uncertainty and volatility of the financial markets resulting from the COVID-19 pandemic, we did not repurchase any of our common shares during the fiscal quarter ended October 2, 2020. However, our liquidity and financial flexibility are strong, and share repurchases will continue to be a key part of our capital deployment strategy. See Note 13 – “Shareholders’ Equity” to the financial statements for a discussion, including the amounts, of the cash returned to shareholders. For additional discussion of our share repurchase program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Based on the results of the annual assessment, we concluded that no impairment of goodwill existed at July 4, 2020. As noted above, a significant decrease in cash flows or a loss of a significant contract would negatively impact the estimated fair value of a reporting unit and could necessitate an interim impairment assessment of goodwill associated with that reporting unit.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit to the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

As described more fully in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, we identified a material weakness in our internal control over financial reporting in the area of revenue recognition that existed as of March 31, 2020. Management has taken the following steps to address the underlying causes of the material weakness and remediate the material weakness:

•A new enterprise resource planning system is being utilized throughout the revenue recognition process.
•The Company added additional personnel with U.S. GAAP revenue recognition knowledge and experience.
•Additional revenue recognition training was provided to responsible staff.
•New policies and procedures, including standardized templates, were implemented to govern the execution and review of certain calculations for revenue recognition purposes.
•The Company enhanced controls over the revenue recognition checklist process to include expanded documentation requirements supporting revenue recognition methodology conclusions, additional levels of review and approval for revenue recognition checklists, and new system reporting capabilities to eliminate the need for certain manual control activities.

Management has been testing the Company’s enhanced controls to determine whether they operate effectively over time. From this testing, management believes that the enhanced controls are operating effectively and the deficiencies that contributed to the material weakness have been remediated. Management will continue its evaluation of these controls through the end of the fiscal year, at which time our internal controls will be evaluated by Deloitte & Touche LLP in connection with their audit of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the fiscal quarter ended October 2, 2020.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On June 1, 2018, our Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. No share repurchases were made under the Company’s share repurchase program during the fiscal quarter ended October 2, 2020. The total remaining authorization for future common stock repurchases under the share repurchase program was $275 million as of October 2, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Amended and Restated Master Accounts Receivable Purchase Agreement dated as of October 30, 2020 by and among Perspecta Enterprise Solutions LLC, Perspecta State & Local Inc., Knight Point Systems LLC, Perspecta Risk Decision Inc., Analex Corporation, DHPC Technologies, Inc., Perspecta Engineering Inc., Perspecta Labs Inc., Perspecta Services & Solutions Inc., Safeguard Services LLC, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), The Bank of Nova Scotia and Mizuho Bank, Ltd.

10.2*	Perspecta Inc. Severance Plan for Senior Management and Key Employees
10.3*	Form of Service Based Restricted Stock Unit Award Agreement under the Perspecta Inc. 2018 Omnibus Incentive Plan (3-Year Graded Vesting)
10.4*	Form of Performance Based Restricted Stock Unit Award Agreement under the Perspecta Inc. 2018 Omnibus Incentive Plan
10.5*	Perspecta Inc. 401(k) Plan
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2020, formatted in inline XBRL (included as Exhibit 101).

* Management contract or compensatory plan or agreement
** Furnished, not filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perspecta Inc.

Date:	November 10, 2020	By:	/s/ William G. Luebke
		Name:	William G. Luebke
		Title:	Senior Vice President, Principal Accounting Officer and Controller