Form 10-Q
period 2021-01-01
Perspecta Inc.
filed 2021-02-05
CIK 1724670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2021
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

161,070,907 shares of common stock, par value $0.01 per share, were outstanding as of January 29, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements (unaudited)

Page
Condensed Consolidated Statements of Operations for the Fiscal Quarter and Three Fiscal Quarters Ended January 1, 2021 and December 31, 2019 (unaudited)	2
Condensed Consolidated Statements of Comprehensive Income for the Fiscal Quarter and Three Fiscal Quarters Ended January 1, 2021 and December 31, 2019 (unaudited)	3
Condensed Consolidated Balance Sheets as of January 1, 2021 and March 31, 2020 (unaudited)	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Quarter and Three Fiscal Quarters Ended January 1, 2021 and December 31, 2019 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended January 1, 2021 and December 31, 2019 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 – Overview and Basis of Presentation	7
Note 2 – Recent Accounting Pronouncements	8
Note 3 – Acquisitions	8
Note 4 – Revenue	9
Note 5 – Earnings Per Share	11
Note 6 – Sale of Receivables	11
Note 7 – Fair Value	11
Note 8 – Derivative Instruments	12
Note 9 – Debt	12
Note 10 – Leases	13
Note 11 – Pension and Other Benefit Plans	14
Note 12 – Income Taxes	15
Note 13 – Shareholders’ Equity	15
Note 14 – Segment Information	16
Note 15 – Commitments and Contingencies	17
Note 16 – Subsequent Events	19

PERSPECTA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(in millions, except per share amounts)	January 1, 2021	December 31, 2019	January 1, 2021	December 31, 2019
Revenue	$1,134	$1,126	$3,384	$3,405

Costs of services	906	863	2,717	2,607
Selling, general and administrative	57	77	184	230
Depreciation and amortization	93	92	285	283
Restructuring costs	2	—	33	4
Separation, transaction and integration-related costs	7	20	34	59
Interest expense, net	28	34	87	105
Other (income) expense, net	(4)	(35)	(23)	(37)
Total costs and expenses	1,089	1,051	3,317	3,251

Income before taxes	45	75	67	154
Income tax expense	14	22	23	41
Net income	$31	$53	$44	$113

Earnings per common share:
Basic	$0.19	$0.33	$0.27	$0.70
Diluted	$0.19	$0.33	$0.27	$0.69

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(in millions)	January 1, 2021	December 31, 2019	January 1, 2021	December 31, 2019
Net income	$31	$53	$44	$113
Other comprehensive income, net of taxes:
Change in net unrealized losses on cash flow hedges:
Net unrealized gains (losses) arising during the period, net of tax effect of $0, $2, $2 and $6, respectively	(1)	4	(8)	(19)
Amounts reclassified to earnings, net of tax effect of $1, $1, $6 and $2, respectively	10	3	24	5
Other comprehensive income (loss), net of taxes	9	7	16	(14)
Comprehensive income	$40	$60	$60	$99

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share and share amounts)	January 1, 2021	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$224	$147
Receivables, net of allowance for doubtful accounts of $1 and $1	531	513
Other receivables	11	45
Prepaid expenses	63	81
Other current assets	69	101
Total current assets	898	887
Property and equipment, net of accumulated depreciation of $280 and $193	262	307
Goodwill	2,702	2,671
Intangible assets, net of accumulated amortization of $691 and $515	1,026	1,193
Other assets	314	347
Total assets	$5,202	$5,405
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$90	$89
Current finance lease obligations	96	111
Current operating lease obligations	33	39
Accounts payable	191	218
Accrued payroll and related costs	203	142
Accrued expenses	363	385
Other current liabilities	96	73
Total current liabilities	1,072	1,057
Long-term debt, net of current maturities	2,123	2,283
Non-current finance lease obligations	95	136
Non-current operating lease obligations	126	129
Deferred tax liabilities	71	114
Other long-term liabilities	307	329
Total liabilities	3,794	4,048
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 166,765,525 and 166,219,561 shares issued; 161,038,915 and 160,583,052 shares outstanding	2	2
Additional paid-in capital	2,259	2,266
Accumulated deficit	(669)	(713)
Accumulated other comprehensive loss	(53)	(69)
Treasury shares at cost, 5,726,610 shares and 5,636,509 shares	(131)	(129)
Total shareholders’ equity	1,408	1,357
Total liabilities and shareholders’ equity	$5,202	$5,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2020	166,220	$2	$2,266	$(713)	$(69)	$(129)	$1,357
Net loss	—	—	—	(3)	—	—	(3)
Share-based compensation	—	—	7	—	—	—	7
Stock option exercises and other common stock transactions	250	—	—	—	—	(2)	(2)
Dividends declared ($0.07 per common share)	—	—	(11)	—	—	—	(11)
Balance at July 3, 2020	166,470	2	2,262	(716)	(69)	(131)	1,348
Net income	—	—	—	16	—	—	16
Other comprehensive income, net of tax	—	—	—	—	7	—	7
Share-based compensation	—	—	10	—	—	—	10
Stock option exercises and other common stock transactions	63	—	—	—	—	—	—
Dividends declared ($0.07 per common share)	—	—	(12)	—	—	—	(12)
Balance at October 2, 2020	166,533	2	2,260	(700)	(62)	(131)	1,369
Net income	—	—	—	31	—	—	31
Other comprehensive income, net of tax	—	—	—	—	9	—	9
Share-based compensation	—	—	10	—	—	—	10
Stock option exercises and other common stock transactions	233	—	—	—	—	—	—
Dividends declared ($0.07 per common share)	—	—	(11)	—	—	—	(11)
Balance at January 1, 2021	166,766	$2	$2,259	$(669)	$(53)	$(131)	$1,408

(in millions, except shares in thousands and per share amounts in ones)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2019	165,845	$2	$2,242	$2	$(23)	$(61)	$2,162
Net income	—	—	—	31	—	—	31
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	(18)
Share-based compensation expense	—	—	5	—	—	—	5
Repurchases of common stock	—	—	—	—	—	(15)	(15)
Stock option exercises and other common stock transactions	42	—	—	—	—	—	—
Dividends declared ($0.06 per common share)	—	—	—	(10)	—	—	(10)
Balance at June 30, 2019	165,887	2	2,247	23	(41)	(76)	2,155
Net income	—	—	—	29	—	—	29
Other comprehensive loss, net of tax	—	—	—	—	(3)	—	(3)
Share-based compensation expense	—	—	10	—	—	—	10
Repurchases of common stock	—	—	—	—	—	(17)	(17)
Stock option exercises and other common stock transactions	100	—	—	—	—	(1)	(1)
Dividends declared ($0.06 per common share)	—	—	—	(10)	—	—	(10)
Balance at September 30, 2019	165,987	2	2,257	42	(44)	(94)	2,163
Net income	—	—	—	53	—	—	53
Other comprehensive income, net of tax	—	—	—	—	7	—	7
Share-based compensation expense	—	—	6	—	—	—	6
Repurchases of common stock	—	—	—	—	—	(13)	(13)
Stock option exercises and other common stock transactions	231	—	1	—	—	(1)	—
Dividends declared ($0.06 per common share)	—	—	—	(10)	—	—	(10)
Balance at December 31, 2019	166,218	$2	$2,264	$85	$(37)	$(108)	$2,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERSPECTA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Fiscal Quarters Ended
(in millions)	January 1, 2021	December 31, 2019
Cash flows from operating activities:
Net income	$44	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285	283
Share-based compensation	27	21
Deferred income taxes	(48)	4
Loss (gain) on sale or disposal of assets, net	12	(23)
Other non-cash charges, net	12	3
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	51	49
Prepaid expenses and other current assets	16	38
Accounts payable, accrued expenses and other current liabilities	28	(20)
Deferred revenue and advanced contract payments	1	(24)
Income taxes payable and liability	(3)	(6)
Other assets and liabilities, net	(12)	2
Net cash provided by operating activities	413	440
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(53)	(265)
Proceeds from sale of assets	10	77
Purchases of property, equipment and software	(32)	(11)
Payments for outsourcing contract costs	—	(4)
Net cash used in investing activities	(75)	(203)
Cash flows from financing activities:
Principal payments on long-term debt	(124)	(69)
Payments of debt issuance costs	—	(3)
Proceeds from revolving credit facility	—	175
Payments on revolving credit facility	(50)	(125)
Payments on finance lease obligations	(85)	(110)
Repurchases of common stock	—	(46)
Repurchases of common stock to satisfy tax withholding obligations	(3)	(2)
Dividends paid	(32)	(28)
Proceeds from employee stock purchase plan	1	—
Net cash used in financing activities	(293)	(208)
Net change in cash and cash equivalents, including restricted	45	29
Cash and cash equivalents, including restricted, at beginning of period	221	99
Cash and cash equivalents, including restricted, at end of period	266	128
Less restricted cash and cash equivalents included in other current assets	42	59
Cash and cash equivalents at end of period	$224	$69
Supplemental cash flow disclosures:
Interest paid, net	$81	$97
Income taxes paid (refunded), net	31	11
Supplemental schedule of non-cash investing and financing activities:
Leased assets acquired through finance lease obligations	$30	$69
Leased assets acquired through operating lease obligations	36	47
Dividends declared but not yet paid	11	10

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

Effective April 1, 2020, Perspecta’s fiscal year was modified to end on the Friday nearest March 31 of each year, with each fiscal year generally comprised of four thirteen-week fiscal quarters ending on the Friday nearest the end of calendar months June, September, December and March. As a result, fiscal year 2021 will contain 52 weeks and three days beginning April 1, 2020 and ending April 2, 2021, and this Quarterly Report on Form 10-Q covers the period beginning October 3, 2020 and ending January 1, 2021.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides companies with optional expedients and exceptions to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The optional expedients may be applied to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 and may be adopted using a prospective approach through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that derivatives affected by discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. The guidance in Topic 848 is expected to have an impact on hedge designation as contract modifications and other changes occur while LIBOR is phased out, but is not expected to have a material impact on Perspecta’s financial statements. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur during the LIBOR transition period.

Recently Issued Accounting Pronouncements Not Yet Adopted

Other recently issued ASUs effective after January 1, 2021 are not expected to have a material impact on Perspecta’s financial statements.

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

Note 4 – Revenue

Disaggregated Revenue

Revenue by contract type was as follows:

	Fiscal Quarter Ended January 1, 2021			Fiscal Quarter Ended December 31, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$320	$48	$368	$283	$27	$310
Fixed-price	407	193	600	435	173	608
Time-and-materials	68	98	166	95	113	208
Total	$795	$339	$1,134	$813	$313	$1,126

	Three Fiscal Quarters Ended January 1, 2021			Three Fiscal Quarters Ended December 31, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Cost-reimbursable	$977	$156	$1,133	$818	$78	$896
Fixed-price	1,172	606	1,778	1,218	638	1,856
Time-and-materials	218	255	473	306	347	653
Total	$2,367	$1,017	$3,384	$2,342	$1,063	$3,405

Revenue as a prime or subcontractor was as follows:

	Fiscal Quarter Ended January 1, 2021			Fiscal Quarter Ended December 31, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$735	$318	$1,053	$762	$290	$1,052
Subcontractor	60	21	81	51	23	74
Total	$795	$339	$1,134	$813	$313	$1,126

	Three Fiscal Quarters Ended January 1, 2021			Three Fiscal Quarters Ended December 31, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
Prime contractor	$2,191	$948	$3,139	$2,203	$985	$3,188
Subcontractor	176	69	245	139	78	217
Total	$2,367	$1,017	$3,384	$2,342	$1,063	$3,405

Revenue by customer type was as follows:

	Fiscal Quarter Ended January 1, 2021			Fiscal Quarter Ended December 31, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
U.S. federal government, including independent agencies	$792	$284	$1,076	$808	$248	$1,056
Non-federal (state, local and other)	3	55	58	5	65	70
Total	$795	$339	$1,134	$813	$313	$1,126

	Three Fiscal Quarters Ended January 1, 2021			Three Fiscal Quarters Ended December 31, 2019
(in millions)	Defense and Intelligence	Civilian and Health Care	Total	Defense and Intelligence	Civilian and Health Care	Total
U.S. federal government, including independent agencies	$2,357	$847	$3,204	$2,329	$862	$3,191
Non-federal (state, local and other)	10	170	180	13	201	214
Total	$2,367	$1,017	$3,384	$2,342	$1,063	$3,405

Performance Obligations

As of January 1, 2021, approximately $3.49 billion of revenue is expected to be recognized from remaining unsatisfied performance obligations on executed contracts. The Company expects to recognize approximately 78% of these remaining performance obligations as revenue within 12 months and approximately 91% within 24 months, with the remainder recognized thereafter.

Contract Balances

Contract assets and contract liabilities were as follows:

(in millions)	Balance Sheets Line Item	January 1, 2021	March 31, 2020
Contract assets:
Unbilled receivables	Receivables, net of allowance for doubtful accounts	$435	$341
Contract liabilities:
Current portion of deferred revenue and advance contract payments	Other current liabilities	$31	$25
Non-current portion of deferred revenue and advance contract payments	Other long-term liabilities	$—	$2

Contract assets increased $94 million during the three fiscal quarters ended January 1, 2021, primarily due to new programs and growth in existing programs. There were no significant impairment losses related to the Company’s contract assets during the three fiscal quarters ended January 1, 2021.

Contract liabilities increased $4 million during the three fiscal quarters ended January 1, 2021, primarily due to payments received in excess of revenue recognized. During the fiscal quarter and three fiscal quarters ended January 1, 2021, the Company recognized $1 million and $17 million, respectively, of the deferred revenue and advance contract payments at March 31, 2020 as revenue. During the fiscal quarter and three fiscal quarters ended December 31, 2019, the Company recognized $2 million and $31 million, respectively, of the deferred revenue and advance contract payments at March 31, 2019 as revenue.

Note 5 – Earnings Per Share

Basic earnings per common share (“EPS”) is computed using the weighted average number of shares of common stock outstanding. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and vesting of other equity awards. There were no significant anti-dilutive equity awards excluded from the calculation of EPS for the fiscal quarters and three fiscal quarters ended January 1, 2021 or December 31, 2019.

The following table reflects the calculation of basic and diluted EPS:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(in millions, except per share amounts)	January 1, 2021	December 31, 2019	January 1, 2021	December 31, 2019
Net income	$31	$53	$44	$113
Common share information:
Basic weighted average common shares outstanding	160.96	161.69	160.80	162.24
Dilutive effect of equity awards	1.17	0.78	1.11	0.64
Diluted weighted average common shares outstanding	162.13	162.47	161.91	162.88
Earnings per common share:
Basic	$0.19	$0.33	$0.27	$0.70
Diluted	$0.19	$0.33	$0.27	$0.69

Note 6 – Sale of Receivables

During the fiscal quarters ended January 1, 2021 and December 31, 2019, we sold $1.01 billion and $984 million, respectively, of billed and unbilled receivables under our accounts receivable sales facility. During the three fiscal quarters ended January 1, 2021 and December 31, 2019, we sold $2.82 billion and $2.39 billion, respectively, of billed and unbilled receivables under our accounts receivable sales facility. Collections on sold receivables were $1.03 billion and $894 million during the fiscal quarters ended January 1, 2021 and December 31, 2019, respectively. During the three fiscal quarters ended January 1, 2021 and December 31, 2019, collections on sold receivables were $2.80 billion and $2.30 billion, respectively.

The amounts outstanding at January 1, 2021 and March 31, 2020 were $278 million and $255 million, respectively. As of January 1, 2021 and March 31, 2020, there were $22 million and $63 million, respectively, of cash collected by the Company but not remitted to the financial institutions, which represents restricted cash recorded by the Company within the other current assets caption on the accompanying balance sheets.

Note 7 – Fair Value

The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company’s long-term debt, excluding finance leases and unamortized debt issuance costs, was $2.20 billion and $2.18 billion as of January 1, 2021 and March 31, 2020, respectively, as compared with the gross carrying value of $2.23 billion and $2.39 billion, respectively. If measured at fair value, long-term debt, excluding finance lease obligations, would be classified in Level 2 of the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are reduced to fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the fiscal periods ended January 1, 2021 or December 31, 2019.

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

As of January 1, 2021, the Company had interest rate swap agreements with a total notional amount of $2.50 billion. As of January 1, 2021, we expect amounts of approximately $37 million pertaining to cash flow hedges to be reclassified from AOCL into earnings over the next 12 months.

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

(in millions)	Balance Sheets Line Item	January 1, 2021	March 31, 2020
Derivative liabilities:
Interest rate swaps	Other current liabilities	$36	$37
Interest rate swaps	Other liabilities	32	50
Total derivative liabilities		$68	$87

Note 9 – Debt
The following is a summary of the Company’s outstanding debt:

(in millions)	Interest Rates	Maturities	January 1, 2021	March 31, 2020
Revolving Credit Facility	LIBOR + 1.50%	August 2024	$—	$50
Term Loan A Facilities (Tranche 1)	LIBOR + 1.375%	August 2022	200	200
Term Loan A Facilities (Tranche 2)	LIBOR + 1.50%	August 2024	1,490	1,552
Term Loan B Facility	LIBOR + 2.25%	May 2025	437	491
Subtotal senior secured credit facilities			2,127	2,293
Other secured borrowings	Various	Various	13	12
Total secured debt			2,140	2,305
Other unsecured borrowings	Various	Various	19	18
Senior unsecured EDS Notes	7.45%	October 2029	66	66
Total debt			2,225	2,389
Less: current maturities of long-term debt, net(1)			(90)	(89)
Less: unamortized debt issuance costs and premiums, net(2)			(12)	(17)
Total long-term debt, net of current maturities			$2,123	$2,283
(1) Current maturities of long-term debt are presented net of $6 million of debt issuance costs as of January 1, 2021 and March 31, 2020, associated with the Term Loan A Facilities and Term Loan B Facility.
(2) Includes $10 million and $11 million of unamortized premiums as of January 1, 2021 and March 31, 2020, respectively, on the assumed Electronic Data Systems Corporation (“EDS”) Notes.

Expected maturities of long-term debt are as follows:

Fiscal Year	(in millions)
Remainder of fiscal year 2021	$25
2022	93
2023	290
2024	88
2025	1,225
Thereafter	504
Total	$2,225

Note 10 – Leases

The components of lease expense were as follows:

		Fiscal Quarter Ended		Three Fiscal Quarters Ended
(in millions)	Statement of Operations Line Item(s)	January 1, 2021	December 31, 2019	January 1, 2021	December 31, 2019
Finance lease expense
Amortization of leased assets	Depreciation and amortization	$25	$29	$78	$94
Interest on lease obligations	Interest expense, net	3	5	10	15
Total finance lease expense		28	34	88	109
Operating lease expense	Cost of services and selling, general and administrative	11	12	33	42
Variable lease expense	Cost of services and selling, general and administrative	3	3	10	7
Sublease income	Cost of services and selling, general and administrative	—	(1)	(2)	(3)
Total lease expense, net		$42	$48	$129	$155

The weighted average remaining lease terms and discount rates were as follows:

	January 1, 2021	December 31, 2019
Weighted average remaining lease term (in years):
Finance leases	2.4	2.7
Operating leases	5.4	4.6
Weighted average discount rate:
Finance leases	5.89%	6.34%
Operating leases	4.36%	4.57%

As of January 1, 2021, future minimum lease payments required to be made under leases were as follows:

Fiscal Year (in millions)	Operating Leases	Finance Leases
Remainder of fiscal year 2021	$7	$34
2022	41	90
2023	37	50
2024	27	21
2025	22	8
Thereafter	45	1
Total minimum lease payments	179	204
Less: Amount representing interest	(20)	(13)
Present value of net minimum lease payments	$159	$191

As of January 1, 2021, the Company had aggregate rent obligations of $13 million for operating leases and $1 million for finance leases, for leases that have not commenced, with terms ranging from three to eight years.

In response to the coronavirus disease 2019 (“COVID-19”) pandemic, we implemented telework initiatives in the fourth quarter of fiscal year 2020. Due to the success of those initiatives and a decision to utilize increased telework arrangements, we evaluated our real estate footprint and implemented a facility rationalization restructuring plan during the fiscal quarter ended July 3, 2020, identifying 20 facilities that would no longer be utilized. During the fiscal quarter ended October 2, 2020, we identified an additional four facilities that would no longer be utilized, bringing the total to 24 facilities. Restructuring charges of $2 million and $33 million were recognized during the fiscal quarter and three fiscal quarters ended January 1, 2021, respectively, including $21 million of right-of-use assets that were abandoned. At January 1, 2021, $19 million of this restructuring liability remained unpaid, primarily included in operating lease obligations.

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

The Company contributed $0 million and $7 million to the defined benefit pension and other postretirement benefit plans during the fiscal quarter and three fiscal quarters ended January 1, 2021, respectively. The Company did not contribute to the defined benefit pension and other postretirement benefit plans during the fiscal quarter and three fiscal quarters ended December 31, 2019. The Company does not expect to contribute during the remainder of fiscal year 2021.

The components of net periodic pension benefit were:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(in millions)	January 1, 2021	December 31, 2019	January 1, 2021	December 31, 2019
Service cost	$—	$1	$—	$2
Interest cost	4	4	13	13
Expected return on assets	(6)	(7)	(18)	(22)
Net periodic pension benefit	$(2)	$(2)	$(5)	$(7)

Net periodic benefit cost for the Company’s retiree medical plan was not significant for the fiscal quarters and three fiscal quarters ended January 1, 2021 or December 31, 2019.

Note 12 – Income Taxes

The Company’s effective tax rate (“ETR”) was approximately 31% and 34% for the fiscal quarter and three fiscal quarters ended January 1, 2021, respectively, as compared to 29% and 27% for the fiscal quarter and three fiscal quarters ended December 31, 2019, respectively. For the fiscal quarter and three fiscal quarters ended January 1, 2021, the primary drivers of our ETR were state income taxes, adjustments to indemnified taxes receivable and limitations on executive compensation deductions. For the fiscal quarter and three fiscal quarters ended December 31, 2019, the primary drivers of our ETR were state income taxes, including a valuation allowance against a state interest deduction limit carryforward.

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

The Company had income tax refunds receivable from the IRS and various state tax authorities of approximately $47 million at January 1, 2021, for which it must remit to DXC under the TMA and has recorded a corresponding payable. The receivable is included in other receivables and other assets and the payable is included in accrued expenses, other current liabilities and other long-term liabilities on our balance sheet.

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

Note 13 – Shareholders’ Equity

Cash Dividends

During the fiscal quarters ended January 1, 2021 and December 31, 2019, the Board of Directors declared cash dividends to our shareholders of approximately $11 million ($0.07 per common share) and $10 million ($0.06 per common share), respectively. During the three fiscal quarters ended January 1, 2021 and December 31, 2019, the Board of Directors declared cash dividends to our shareholders of approximately $34 million ($0.21 per common share) and $30 million ($0.18 per common share), respectively. The cash dividends were paid in the fiscal quarter following their declaration.

On February 3, 2021, the Board of Directors declared a dividend of $0.07 per common share payable on April 15, 2021 to common shareholders of record at the close of business on March 3, 2021.

Share Repurchase Program

During the three fiscal quarters ended January 1, 2021, the Company did not repurchase any shares of its common stock. The total remaining authorization for future common stock repurchases under the share repurchase program was $275 million as of January 1, 2021.

Share-based Compensation

The Company recognized $10 million and $6 million in share-based compensation expense during the fiscal quarters ended January 1, 2021 and December 31, 2019, respectively. The Company recognized $27 million and $21 million in share-based compensation for the three fiscal quarters ended January 1, 2021 and December 31, 2019, respectively. During the three fiscal quarters ended January 1, 2021, the Company granted approximately 1.2 million time-based restricted stock units (“RSUs”) and approximately 918 thousand performance-based restricted stock units (“PSUs”). The RSUs and PSUs are valued using the closing price on the trading day of the grant. The weighted average grant date fair value of the RSUs and PSUs granted during the three fiscal quarters ended January 1, 2021 was $23.76 and $23.98, respectively.

Employee Stock Purchase Plan

On August 5, 2020, the Company’s shareholders approved the Perspecta Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and has been allocated 5,000,000 shares. The purchase price will be 95% of the Fair Market Value (as defined in the ESPP) of our common stock on the purchase date, and in any event will never be lower than the lower of 85% of the Fair Market Value of our common stock on the grant date or the purchase date. For the offering period that began on October 1, 2020 and ended December 31, 2020, participants purchased 62 thousand shares at a price of $22.88 per share.

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

Segment Measures
The following tables summarize operating results regularly provided to the chief operating decision maker by reportable segment:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(in millions)	January 1, 2021	December 31, 2019	January 1, 2021	December 31, 2019
Revenue
Defense and Intelligence	$795	$813	$2,367	$2,342
Civilian and Health Care	339	313	1,017	1,063
Total revenue	$1,134	$1,126	$3,384	$3,405
Segment profit
Defense and Intelligence	$105	$115	$294	$346
Civilian and Health Care	43	39	112	112
Total segment profit	$148	$154	$406	$458
Depreciation and amortization
Defense and Intelligence	$24	$27	$73	$76
Civilian and Health Care	9	11	31	55
Amortization of acquired intangible assets	60	54	181	152
Total depreciation and amortization	$93	$92	$285	$283

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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(in millions)	January 1, 2021	December 31, 2019	January 1, 2021	December 31, 2019
Total segment profit	$148	$154	$406	$458
Not allocated to segments:
Share-based compensation	(10)	(6)	(27)	(21)
Amortization of acquired intangible assets	(60)	(54)	(181)	(152)
Restructuring costs	(2)	—	(33)	(4)
Separation, transaction and integration-related costs	(7)	(20)	(34)	(59)
Interest expense, net	(28)	(34)	(87)	(105)
Other income and (expense), net	4	35	23	37
Income before taxes	$45	$75	$67	$154

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Note 15 – Commitments and Contingencies

The Company is a party to or has responsibility under various lawsuits, claims, investigations and proceedings involving disputes or potential disputes related to commercial, employment and regulatory matters that arise in the ordinary course of business. The Separation and Distribution Agreement (the “SDA”) between Perspecta and DXC includes provisions that allocate liability and financial responsibility for litigation involving DXC and the Company and that provide for cross-indemnification of the parties for liabilities a party may incur that are allocated to the other party under the SDA. In addition, under the SDA, DXC and the Company have agreed to cooperate with each other in managing litigation that relates to both parties’ businesses. The SDA also contains provisions that allocate liability and financial responsibility for such litigation. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. The Company believes it has recorded adequate provisions for any such matters and, as of January 1, 2021, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

Litigation, Proceedings and Investigations

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP Inc. and HPE alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs are seeking to certify a nationwide class action under the ADEA comprised of certain U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of certain persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. Two mediation sessions have taken place. In October 2018, a settlement was reached with 16 named and opt-in plaintiffs; that settlement has been completed. On June 26-27, 2019, a second mediation was held, involving 145 opt-in plaintiffs. On December 23, 2019, a settlement was reached with 142 of the 145 opt-in plaintiffs; that settlement also has been completed. On December 30, 2020, the plaintiffs filed a motion seeking to conditionally certify the collectives. Former business units of HPE now owned by the Company will be liable in this matter for any recovery by plaintiffs previously associated with the USPS business of HPE.

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

Guarantees

The Company uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies, which are cash collateralized. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The Company’s stand-by letters of credit outstanding were less than $1 million as of January 1, 2021. As of January 1, 2021, the Company had $40 million in outstanding surety bonds, of which $7 million expire in fiscal year 2021, and $33 million expire in fiscal year 2022.

Note 16 – Subsequent Events

On January 27, 2021, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Jaguar ParentCo Inc. (“Parent”) and Jaguar Merger Sub Inc. (“Merger Sub”). Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, the Company will be acquired by Peraton, a portfolio company of Veritas Capital Fund Management, L.L.C (“Veritas”), by Merger Sub merging with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger, each of the Company's issued and outstanding shares of common stock, par value $0.01 per share, will be cancelled and extinguished and converted into the right to receive $29.35 in cash, without interest, less any applicable withholding taxes. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Parent a termination fee of $97,013,974 (including in connection with our entry into an agreement with respect to a Company Superior Proposal, as defined in the Merger Agreement, if certain conditions are met). The consummation of the Merger remains subject to customary closing conditions, including approval of the Merger Agreement by our stockholders. As a result of the Merger, the Company will cease to be a publicly traded company at the effective time of the Merger. The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is included as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
Following the announcement of the Merger, the Company plans to terminate the offering period beginning January 1, 2021 and ending March 31, 2021 under the ESPP, and accumulated amounts withheld from the employees during that offering period will be refunded. Future offerings are suspended until further notice.

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

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, prospects, operating efficiencies or synergies, competitive position, growth opportunities, share repurchases, dividend payments, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•potential disruptions to our business caused by the proposed acquisition of us by Peraton, a portfolio company of Veritas:
•failure to complete the Merger in a timely manner or at all;
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

Recent Developments

On January 27, 2021, we entered into the Merger Agreement with Parent and Merger Sub. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, we will be acquired by Peraton, a portfolio company of Veritas, by means of the Merger, which consists of Merger Sub merging with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger, each of our issued and outstanding shares of common stock, par value $0.01 per share, will be cancelled and extinguished and converted into the right to receive $29.35 in cash, without interest, less any applicable withholding taxes. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Parent a termination fee of $97,013,974 (including in connection with our entry into an agreement with respect to a Company Superior Proposal, as defined in the Merger Agreement, if certain conditions are met). The consummation of the Merger remains subject to customary closing conditions, including approval of the Merger Agreement by our stockholders. As a result of the Merger, we will cease to be a publicly traded company at the effective time of the Merger. The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is included as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

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

The estimated value of our TCV backlog as of January 1, 2021 was as follows:

(in millions)	Funded Backlog	Unfunded Backlog	Total TCV Backlog
Defense and Intelligence	$1,069	$7,424	$8,493
Civilian and Health Care	625	4,447	5,072
Total backlog	$1,694	$11,871	$13,565

The contract awards during the fiscal quarters and three fiscal quarters ended January 1, 2021 and December 31, 2019 were as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(in millions)	January 1, 2021	December 31, 2019	January 1, 2021	December 31, 2019
Defense and Intelligence	$744	$515	$2,626	$3,118
Civilian and Health Care	120	1,097	1,184	1,801
Total contract awards	$864	$1,612	$3,810	$4,919

Results of Operations

Impact of the COVID-19 Pandemic

The fourth quarter of fiscal year 2020 marked the beginning of the COVID-19 pandemic in the United States, and the pandemic has continued through the third quarter of fiscal year 2021. Due to the mission-critical nature of the majority of our business, substantially all of the services we provide to our government customers have been considered essential services, which has allowed them to continue, and the Company has maintained its workforce near full capacity. The overall impact of the COVID-19 pandemic on our results of operations was approximately $19 million and $60 million of lower revenue for the fiscal quarter and three fiscal quarters ended January 1, 2021, respectively, and a year-to-date liquidity benefit of $57 million due to deferral of payroll tax payments as afforded by the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, discussed below. We continue to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.

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

On March 27, 2020, the CARES Act was enacted. The CARES Act is a $2 trillion stimulus package meant to combat the economic impacts of the COVID-19 pandemic. The CARES Act includes a provision under which government contractors can seek reimbursement for amounts related to keeping the employee base in a ready state during disruptions such as closed facilities, reduced work schedules or mandated quarantines to support social distancing. In these situations, we are able to recover our costs associated with this ready state workforce, but we are not able to bill any associated fee. The relevant provision of the CARES Act has been extended through March 31, 2021. We continue to evaluate this and other provisions of the CARES Act, as well as any other legislative or regulatory initiatives that seek to address the impact of the COVID-19 pandemic on our business.

For additional discussion of the risks associated with the COVID-19 pandemic, see Part I, Item 1A “Risk Factors” of our
Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Selected Results of Operations

Selected financial information is presented in the tables below:

	Fiscal Quarter Ended		Change
(in millions, except per share amounts)	January 1, 2021	December 31, 2019	$	%
Revenue	$1,134	$1,126	$8	1%
Total costs and expenses	1,089	1,051	38	4%
Income before income taxes	45	75	(30)	(40)%
Income tax expense	14	22	(8)	(36)%
Net income	$31	$53	$(22)	(42)%

Diluted earnings per share	$0.19	$0.33

	Three Fiscal Quarters Ended		Change
(in millions, except per share amounts)	January 1, 2021	December 31, 2019	$	%
Revenue	$3,384	$3,405	$(21)	(1)%
Total costs and expenses	3,317	3,251	66	2%
Income before income taxes	67	154	(87)	(56)%
Income tax expense	23	41	(18)	(44)%
Net income	$44	$113	$(69)	(61)%

Diluted earnings per share	$0.27	$0.69

Revenue

Revenue by segment for the fiscal quarter and three fiscal quarters ended January 1, 2021 and December 31, 2019 was:

	Fiscal Quarter Ended		Change
(in millions)	January 1, 2021	December 31, 2019	$	%
Defense and Intelligence	$795	$813	$(18)	(2)%
Civilian and Health Care	339	313	26	8%
Total	$1,134	$1,126	$8	1%

	Three Fiscal Quarters Ended		Change
(in millions)	January 1, 2021	December 31, 2019	$	%
Defense and Intelligence	$2,367	$2,342	$25	1%
Civilian and Health Care	1,017	1,063	(46)	(4)%
Total	$3,384	$3,405	$(21)	(1)%

Defense and Intelligence Segment

Our Defense and Intelligence segment revenue during the fiscal quarter ended January 1, 2021 decreased by $18 million, or 2%, as compared to the comparable period of the prior year primarily due to lower volume, including revenue lost as a result of COVID-19. Our Defense and Intelligence segment revenue during the three fiscal quarters ended January 1, 2021 increased by $25 million, or 1%, as compared to the comparable period of the prior year primarily due to the ramp up of new business wins coupled with growth on existing programs, partially offset by revenue lost as a result of COVID-19.

Civilian and Health Care Segment

Our Civilian and Health Care segment revenue during the fiscal quarter ended January 1, 2021 increased by $26 million, or 8%, as compared to the comparable period of the prior year primarily due to the ramp up of new program wins and growth on existing programs. Our Civilian and Health Care segment revenue during the three fiscal quarters ended January 1, 2021 decreased by $46 million, or 4%, as compared to the comparable period of the prior year primarily due to the completion or wind down of programs and a reduced level of effort on certain programs, partially offset by the ramp up of new program wins.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Fiscal Quarter Ended		Percentage of Revenue		Change
(in millions)	January 1, 2021	December 31, 2019	January 1, 2021	December 31, 2019	$	%
Costs of services	$906	$863	80%	77%	$43	5%
Selling, general and administrative	57	77	5%	7%	(20)	(26)%
Depreciation and amortization	93	92	8%	8%	1	1%
Restructuring costs	2	—	—%	—%	2	NM
Separation, transaction and integration-related costs	7	20	1%	2%	(13)	(65)%
Interest expense, net	28	34	2%	3%	(6)	(18)%
Other (income) expense, net	(4)	(35)	—%	(3)%	31	(89)%
Total costs and expenses	$1,089	$1,051	96%	93%	$38	4%

	Three Fiscal Quarters Ended		Percentage of Revenue		Change
(in millions)	January 1, 2021	December 31, 2019	January 1, 2021	December 31, 2019	$	%
Costs of services	$2,717	$2,607	80%	77%	$110	4%
Selling, general and administrative	184	230	5%	7%	(46)	(20)%
Depreciation and amortization	285	283	8%	8%	2	1%
Restructuring costs	33	4	1%	—%	29	725%
Separation, transaction and integration-related costs	34	59	1%	2%	(25)	(42)%
Interest expense, net	87	105	3%	3%	(18)	(17)%
Other (income) expense, net	(23)	(37)	(1)%	(1)%	14	(38)%
Total costs and expenses	$3,317	$3,251	98%	95%	$66	2%

Costs of Services

For the fiscal quarter ended January 1, 2021, costs of services as a percentage of revenue was 80%, as compared to 77% for the comparable period of the prior year. For the three fiscal quarters ended January 1, 2021, cost of services as a percentage of revenue was 80%, as compared to 77% for the comparable period of the prior year. Margins were negatively impacted by the inability to bill fee on our mission ready workforce idled by the COVID-19 pandemic, the completion and wind down of certain fixed price programs, lower volumes and start-up costs associated with new contract wins, partially offset by continued focus on cost discipline and program management of our portfolio. Our cost-reimbursable and time-and-materials contracts typically have consistent margins, whereas the margin on our fixed price contracts is dependent upon management’s ability to control the costs of providing the services. We expect our contract mix to remain relatively stable over the long term.

Selling, General and Administrative

Selling, general and administrative expense (“SG&A”) was $57 million for the fiscal quarter ended January 1, 2021, as compared to $77 million for the comparable period of the prior year. SG&A as a percentage of revenue for the fiscal quarter ended January 1, 2021 was 5%, as compared to 7% for the comparable period of the prior year, with the decrease in the current fiscal year primarily due to reduced costs as a result of restructuring activities in prior quarters, and indirect cost management. SG&A was $184 million for the three fiscal quarters ended January 1, 2021, as compared to $230 million for the comparable period of the prior year. SG&A as a percentage of revenue for the three fiscal quarters ended January 1, 2021 was 5%, as compared to 7% for the comparable period of the prior year, with the decrease in the current fiscal year primarily due to indirect cost management and reduced costs as a result of restructuring activities taken in fiscal year 2020.

Depreciation and Amortization

Depreciation and amortization expense was $93 million for the fiscal quarter ended January 1, 2021, as compared to $92 million for the comparable period of the prior year. Depreciation and amortization expense was $285 million for the three fiscal quarters ended January 1, 2021, as compared to $283 million for the comparable period of the prior year.

Restructuring Costs

During the fiscal quarter ended January 1, 2021, restructuring activities resulted in costs of $2 million, as compared to $0 million during the comparable period of the prior year. During the three fiscal quarters ended January 1, 2021, restructuring activities resulted in costs of $33 million, as compared to $4 million during the comparable period of the prior year. See Note 10 – “Leases” for a description of the facility rationalization restructuring plan that has been executed throughout the first three fiscal quarters of fiscal year 2021.

Interest Expense, Net

Interest expense, net for the fiscal quarter ended January 1, 2021 was $28 million, as compared to $34 million during the comparable period of the prior year. The decrease of $6 million in interest expense for the fiscal quarter ended January 1, 2021 was primarily attributed to a lower LIBOR rate during the current period. Interest expense, net for the three fiscal quarters ended January 1, 2021 was $87 million, as compared to $105 million during the comparable period of the prior year. The decrease of $18 million in interest expense for the three fiscal quarters ended January 1, 2021 was primarily attributed to a lower LIBOR rate during the current period.

Other (Income) Expense, Net

Other (income) expense, net for the fiscal quarter ended January 1, 2021 was $(4) million, as compared to $(35) million during the comparable period of the prior year, and $(23) million for the three fiscal quarters ended January 1, 2021, as compared to $(37) million during the comparable period of the prior year. Other (income) expense, net for the three fiscal quarters ended January 1, 2021 included a $8 million reduction of a DXC indemnification liability related to an income tax receivable. The corresponding income tax receivable was reduced by the same amount, resulting in a $8 million increase to income tax expense as discussed below. Other (income) expense, net for the fiscal quarter and three fiscal quarters ended December 31, 2019 included a net gain on sale and leaseback transactions of $33 million related to the sale of assets. Other (income) expense, net for the three fiscal quarters ended December 31, 2019 also included a $7 million reduction of a DXC indemnification receivable related to a liability for unrecognized tax benefits. The corresponding tax reserves were reduced by the same amount, resulting in a $7 million reduction of income tax expense in accordance with ASC Topic 740, Income Taxes. Other (income) expense, net for both the fiscal quarter and three fiscal quarters ended January 1, 2021 and December 31, 2019 also included certain components of the net periodic pension cost for defined benefit pension plans, equity in earnings of unconsolidated affiliates and other miscellaneous gains and losses.

Taxes

Income tax expense was $14 million and $23 million for the fiscal quarter and three fiscal quarters ended January 1, 2021, respectively, as compared to $22 million and $41 million for the comparable period of the prior year. The ETR was approximately 31% and 34% for the fiscal quarter and three fiscal quarters ended January 1, 2021, respectively, as compared to 29% and 27% for the fiscal quarter and three fiscal quarters ended December 31, 2019, respectively. Tax expense for the three fiscal quarters ended January 1, 2021 and December 31, 2019 included an expense of $8 million and a benefit of $7 million, respectively, from the adjustment of tax reserves discussed above. For the fiscal quarter and three fiscal quarters ended January 1, 2021, the primary drivers of our ETR were state income taxes, adjustments to indemnified taxes receivable and limitations on executive compensation deductions. For the fiscal quarter and three fiscal quarters ended December 31, 2019, the primary drivers of our ETR were state income taxes, including a valuation allowance against a state interest deduction limit carryforward.

The Company is subject to income taxes in the U.S. (federal and state). Significant judgment is required in determining the provision for income taxes, analyzing the income tax reserves and the determination of the likelihood of recoverability of deferred tax assets and adjustment of valuation allowances. In addition, the Company’s tax returns are routinely audited, and settlements of issues raised in these audits sometimes affect the tax provisions. Potential liabilities or refunds resulting from these audits are covered by the TMA between Perspecta and DXC.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 2023 for rates applicable to our debt. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company has material contracts that are indexed to LIBOR and is continuing to monitor this activity and evaluate the related risks.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

See Note 15 – “Commitments and Contingencies” to the financial statements for discussion of the general purpose of guarantees and commitments.

The anticipated sources of funds to fulfill such commitments are listed below:

(in millions)	January 1, 2021
Cash and cash equivalents	$224
Available borrowings under our Revolving Credit Facility	750
Total liquidity	$974

Cash and Cash Equivalents and Cash Flows

As of January 1, 2021, our cash and cash equivalents were $224 million. Cash and cash equivalents increased $77 million, as compared to $147 million at March 31, 2020, driven by cash flow generation through working capital management.

The following table summarizes our cash flow activity:

	Three Fiscal Quarters Ended
(in millions)	January 1, 2021	December 31, 2019	Change
Net cash provided by operating activities	$413	$440	$(27)
Net cash used in investing activities	(75)	(203)	128
Net cash used in financing activities	(293)	(208)	(85)
Net change in cash and cash equivalents, including restricted	45	29	16
Cash and cash equivalents, including restricted, at beginning of period	221	99	122
Cash and cash equivalents, including restricted, at end of period	266	128	138
Less restricted cash and cash equivalents included in other current assets	42	59	(17)
Cash and cash equivalents at end of period	$224	$69	$155

Net cash provided by operating activities during the three fiscal quarters ended January 1, 2021 was $413 million, as compared to $440 million during the comparable period of the prior year. The decrease of $27 million was impacted by a $69 million decrease in net income adjusted for noncash items, driven by lost revenue of approximately $60 million from the COVID-19 pandemic as discussed above, partially offset by $42 million of favorable movements in working capital primarily due to timing associated with accounts receivable and the deferral of payment of the employer portion of payroll tax afforded under the CARES Act.

Net cash used in investing activities during the three fiscal quarters ended January 1, 2021 was $75 million, as compared to $203 million during the comparable period of the prior year. The decrease was primarily due to the current year period acquisition of DHPC compared to the larger acquisition of Knight Point in the prior year period, as discussed in Note 3 – “Acquisitions” to the financial statements.

Net cash used in financing activities during the three fiscal quarters ended January 1, 2021 was $293 million, as compared to $208 million during the comparable period of the prior year. In the comparable period of the prior year, $175 million was drawn on the Revolving Credit Facility to partially finance the acquisition of Knight Point, which was offset by routine financing transactions, including lease payments, share repurchases and dividend payments. We repaid $50 million of our Revolving Credit Facility and made unscheduled payments on our senior secured credit facilities during the three fiscal quarters ended January 1, 2021 and incurred routine financing transactions, including lease payments and dividend payments. No common shares were repurchased under the Company’s share repurchase program during the three fiscal quarters ended January 1, 2021. At January 1, 2021, our $750 million Revolving Credit Facility remained unused.

Capital Resources

The following table summarizes our total debt:

(in millions)	January 1, 2021	March 31, 2020
Short-term debt and current maturities of long-term debt	$90	$89
Long-term debt, net of current maturities	2,123	2,283
Total debt	$2,213	$2,372

The decrease in total debt as of January 1, 2021, as compared to total debt as of March 31, 2020, resulted primarily from the $50 million payment on the Revolving Credit Facility and voluntary permanent principal payments. At January 1, 2021, $750 million was available under our Revolving Credit Facility. We were in compliance with all financial covenants associated with our borrowings as of January 1, 2021. For more information on our debt, see Note 9 – “Debt” to the financial statements.

The following table summarizes our capitalization ratios:

(in millions)	January 1, 2021	March 31, 2020
Total debt and finance leases	$2,404	$2,619
Cash and cash equivalents	224	147
Net debt(1)	$2,180	$2,472

Total debt and finance leases	$2,404	$2,619
Total shareholders’ equity	1,408	1,357
Total capitalization	$3,812	$3,976

Debt-to-total capitalization	63%	66%
Net debt-to-total capitalization(1)	57%	62%

(1) Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The reduction in debt-to-total capitalization and net debt-to-total capitalization as of January 1, 2021 compared with March 31, 2020 was driven by strong cash flows and the voluntary payment of debt principal, while meeting scheduled debt obligations and returning value to shareholders.

Interest Rate Swaps

We use interest rate swaps to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with our floating interest rate debt. The interest rate swaps effectively convert our floating interest rate debt into fixed interest rate debt. Each swap agreement is designated as a cash flow hedge. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR. At January 1, 2021, the one-month LIBOR rate applicable to the swap agreements was 0.15%. The net receipt or payment from the interest rate swap agreements is included in the statements of operations as interest expense.

The following table summarizes our interest rate swaps at January 1, 2021:

Start Date	Maturity Date	Notional Amount (in millions)	Weighted Average Interest Rate Paid
May 2018	May 2021	$400	2.57%
May 2018	May 2022	500	2.61%
October 2018	October 2022	200	2.92%
May 2018	May 2023	500	2.68%
Swaps in effect		1,600	2.66%
May 2021	May 2024	400	0.50%
May 2022	May 2025	500	0.69%
Total Swaps		$2,500

Cash Dividends and Share Repurchase Programs

On May 21, 2020, the Company increased the quarterly cash dividend on its common stock by 17% to $0.07 per common share from $0.06 per common share. The payment of future quarterly dividends is subject to approval by the Board of Directors. Due to the uncertainty and volatility of the financial markets resulting from the COVID-19 pandemic, we did not repurchase any of our common shares during the fiscal quarter ended January 1, 2021. However, our liquidity and financial flexibility are strong, and share repurchases will continue to be a key part of our capital deployment strategy. See Note 13 – “Shareholders’ Equity” to the financial statements for a discussion, including the amounts, of the cash returned to shareholders. For additional discussion of our share repurchase program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

As described more fully in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, we identified a material weakness in our internal control over financial reporting in the area of revenue recognition that existed as of March 31, 2020. Since identifying the material weakness and prior to the quarter ended January 1, 2021, management took the following steps to address the underlying causes of the material weakness and remediate the material weakness:

•A new enterprise resource planning system, which is being utilized throughout the revenue recognition process, was implemented in April 2020.
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 – “Commitments and Contingencies” to the financial statements for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, except as described below.

Risks Relating to the Merger

The announcement and pendency of the Merger may result in disruptions to our business.

On January 27, 2021, we entered into the Merger Agreement with Parent and Merger Sub, affiliates of Veritas, pursuant to which we will be acquired by Peraton, a portfolio company of Veritas, in an all cash transaction. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and restricts us, without Veritas’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

Further, in connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger, and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.

The proposed Merger further could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Merger may place a significant burden on management and internal resources. It may also divert management’s time and attention from the day-to-day operation of our remaining businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the pending Merger is consummated.

Any of the foregoing could adversely affect our business, our financial condition and our results of operations and prospects.

The Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (i) adoption of the Merger Agreement by the affirmative vote of holders of a majority of outstanding shares of our common stock and (ii) the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Merger will be completed in a timely manner or at all. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on us.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Merger, for which we will have received little or no benefit if completion of the Merger does not occur. We may also experience negative reactions from our investors, customers, partners, suppliers, and employees. In addition, if the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Parent a termination fee of $97,013,974 (including in connection with our entry into an agreement with respect to a Company Superior Proposal, as defined in the Merger Agreement, if certain conditions are met).

Stockholder litigation could prevent or delay the closing of the pending Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any future stockholder litigation in connection with the pending Merger. Such litigation may adversely affect our ability to complete the pending Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of obligations to our directors. Furthermore, one of the conditions to the closing of the Merger is the absence of any injunctions or restraints preventing the Merger or making the consummation of the pending Merger illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

Under the terms of the Merger Agreement, we have agreed not to solicit or encourage discussions with third parties regarding other proposals to acquire us and are subject to restrictions on our ability to respond to any such proposal, except as permitted under the terms of the Merger Agreement. In the event that we receive an acquisition proposal or any inquiry that could reasonably be expected to lead to an acquisition proposal from a third party, we must notify Parent of such proposal and negotiate in good faith with Parent prior to effecting a change in the recommendation of our Board of Directors to our stockholders with respect to the pending Merger. The Merger Agreement also contains certain termination rights for both parties and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Parent a termination fee.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of Perspecta from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the pending Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the fiscal quarter ended January 1, 2021.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On June 1, 2018, our Board of Directors authorized up to $400 million for future repurchases of outstanding shares of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market depending on market conditions. The repurchase program has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time. No share repurchases were made under the Company’s share repurchase program during the fiscal quarter ended January 1, 2021. The total remaining authorization for future common stock repurchases under the share repurchase program was $275 million as of January 1, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of January 27, 2021, by and among Perspecta Inc., Jaguar Parentco Inc. and Jaguar Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Perspecta Inc.’s Form 8-K (filed January 27, 2021) (file no. 001-38395))

3.1	Amendment to Bylaws of Perspecta Inc., effective January 26, 2021 (incorporated by reference to Exhibit 3.1 to Perspecta Inc.’s Form 8-K (filed January 27, 2021) (file no. 001-38395))
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2021, formatted in inline XBRL (included as Exhibit 101).

* Furnished, not filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perspecta Inc.

Date:	February 5, 2021	By:	/s/ William G. Luebke
		Name:	William G. Luebke
		Title:	Senior Vice President, Principal Accounting Officer and Controller